Form 10-Q
period 2011-06-30
Yukonic Minerals Corp.
filed 2011-08-16
CIK 1508933

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period from _________ to _________

Commission File Number: 000-53909

YUKONIC MINERALS CORP.

(Name of Small Business Issuer in its charter)

Nevada	02-6191201
(state or other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

593 Polson Avenue Winnipeg, Manitoba	R2W 0P1
(Address of principal executive offices)	(Zip Code)

(204) 898-8160

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was require to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer o      Accelerated filer o     Non-accelerated filer o     Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☑       No☐

APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 15, 2011 the registrant had 1,350,000 shares of common stock outstanding.

Yukonic Minerals Corp.

Table of Contents

PART I - FINANCIAL INFORMATION

ITEM 2.  MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS.

ITEM 4.  CONTROL AND PROCEDURES

ITEM 4T.  CONTROL AND PROCEDURES.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

ITEM 5.  OTHER INFORMATION.

ITEM 6.  EXHIBITS.

2

PART I - FINANCIAL INFORMATION

Yukonic International Inc.
(A Development Stage Company)

June 30, 2011

Index

Balance Sheets (Unaudited)	F-1

Statements of Operations and Other Comprehensive Loss (Unaudited)	F-2

Statements of Cash Flows (Unaudited)	F-3

Notes to the Unaudited Financial Statements	F-4

3

YUKONIC MINERALS CORP.
(An Exploration Stage Company)

BALANCE SHEETS
Unaudited

	June 30, 2011	September 30, 2010
		(Audited)

ASSETS

CURRENT ASSETS
Cash	$521	$17,457
Total current Assets	521	17,457

TOTAL ASSETS	$521	$17,457

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$24,906	$32,155
Loans from related party	79,232	45,224
TOTAL CURRENT LIABILITIES	$104,138	$77,379

STOCKHOLDER'S EQUITY ( DEFICIT )
Capital stock
Authorized
75,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
1,350,000 shares of shares	$1,350	$1,350
Additional Paid in Capital	7,556	3,779
Deficit accumulated during the development stage	(112,523)	(65,051)
TOTAL STOCKHOLDER'S EQUITY/(DEFICIT)	$(103,617)	$(59,922)
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY/(DEFICIT)	$521	$17,457

The accompanying notes are an integral part of these financial statements

YUKONIC MINERALS CORP.
(An Exploration Stage Company)

STATEMENTS OF OPERATIONS
Unaudited

					Cumulative results
	3 months	3 months	9 months	9 months	from inception
	ended	ended	ended	ended	(May 26, 2010) to
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010	June 30, 2011
REVENUE

Revenues	$-	$-	$-	$-	$-
Total Revenues	$-	$-	$-	$-	$-

EXPENSES
Operating Expenses
Office and general	$(16,232)	$(2,595)	$(24,395)	$(2,595)	$(31,467)
Professional Fees	(3,100)	(36,750)	(19,300)	(36,750)	(61,455)
Net Operating Loss	$(19,332)	$(39,345)	$(43,695)	$(39,345)	$(92,922)
Other Expenses
Loss on foreign currency exchange					(195)
Impairment	-				(15,000)
Imputed interest	(1,429)	-	(3,777)	-	(4,406)
Loss before provision for income taxes	$(20,761)	$(39,345)	$(47,472)	$(39,345)	$(112,523)
Provision for income taxes	-	-	-	-	-
NET LOSS	$(20,761)	$(39,345)	$(47,472)	$(39,345)	$(112,523)
BASIC AND DILUTED LOSS PER COMMON SHARE
	$(0.02)	$(0.04)	$(0.04)	$(0.04)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING

	1,350,000	1,000,000	1,350,000	1,000,000

The accompanying notes are an integral part of these financial statements

YUKONIC MINERALS CORP.
(An Exploration Stage Company)

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
From inception (May 26, 2010) to June 30, 2011

Unaudited

				Deficit
	Common Stock			accumulated
			Additional	during the
	Number of		Paid-in	development
	shares	Amount	Capital	stage	Total
Balance at inception - May 26, 2010	-	-	-	-	-

Common stock issued for cash at $0.001
per share on June 18, 2010	1,000,000	$1,000	$-	$-	$1,000

Common stock issued for cash at $0.01
per share on September 16, 2010	350,000	350	3,150	-	3,500

Imputed interest on related party loan	-	-	629	-	629

Net loss for the period ended
September 30, 2010	-	-	-	(65,051)	(65,051)

Balance, September 30, 2010	1,350,000	$1,350	$3,779	$(65,051)	$(59,922)

Imputed interest on related party loan	-	-	3,777	-	3,777

Net loss for the period ended
June 30, 2011	-	-	-	(47,472)	(47,472)

Balance, June 30, 2011	1,350,000	$1,350	$7,556	$(112,523)	$(103,617)

The accompanying notes are an integral part of these financial statements

YUKONIC MINERALS CORP.
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS
Unaudited

	9 months	9 months		May 26, 2010
	ended	ended		(date of inception) to
	June 30, 2011	June 30, 2010		June 30, 2011

OPERATING ACTIVITIES
Net loss	$(47,472)	$(39,345)		$(112,523)
Adjustment to reconcile net loss to net cash
used in operating activities
Impairment of mineral rights acquisition	-	-		15,000
Imputed interest	3,777	-		7,557
Increase (decrease) in accrued expenses	$(7,250)	$26,750		$24,905

NET CASH USED IN OPERATING ACTIVITIES
	$(50,945)	$(12,595)		$(65,061)

INVESTMENT ACTIVITIES
Mineral rights acquisition	-	-		(15,000)
NET CASH USED IN INVESTING ACTIVITIES
	$-	$-		$(15,000)

FINANCING ACTIVITIES
Proceeds from sale of common stock	-	1,000		1,350
Loan from related party	34,009	29,623		79,232
NET CASH PROVIDED BY FINANCING ACTIVITIES
	$34,009	$30,623		$80,582

NET INCREASE ( DECREASE) IN CASH	$(16,936)	$18,029		$521

CASH, BEGINNING OF PERIOD	$17,457	$-		$-

CASH, END OF PERIOD	$521	$18,029		$521

Supplemental cash flow information and noncash financing activities:
Cash paid for:
Interest	$-	$-	$	-

Income taxes	$-	$-	$	-

The accompanying notes are an integral part of these financial statements

YUKONIC MINERALS CORP.
(A Development Stage Enterprise)
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

June 30, 2011

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

The Company was incorporated in the State of Nevada as a for-profit Company on May 26, 2010 and established a fiscal year end of September 30.  We are a development-stage Company organized to exploit mineral deposits.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements present the balance sheet, statements of operations, stockholders' equity (deficit) and cash flows of the Company.  These financial statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States.

Advertising
Advertising costs are expensed as incurred. As of June 30, 2011, no advertising costs have been incurred.

Property

The Company owns a mineral claim with a historical cost of $15,000, which is currently deemed fully impaired in the absence of sufficiently developed plans to extract the minerals.  The company does not rent any property.

Use of Estimates and Assumptions

Preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.

Income Taxes

The Company follows the liability method of accounting for income taxes.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances.  Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment.  The company doesn't have any uncertain tax positions.

Net Loss per Share

Basic loss per share includes no dilution and is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding for the period.  Dilutive loss per share reflects the potential dilution of securities that could share in the losses of the Company.  Because the Company does not have any potentially dilutive securities, the accompanying presentation is only of basic loss per share.

Cash and cash equivalents

We maintain cash balances in non-interest-bearing accounts, which do not currently exceed federally insured limits.  For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.  As of June 30, 2011, the Company did not have any cash equivalents.

YUKONIC MINERALS CORP.
(A Development Stage Enterprise)
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

June 30, 2011
Concentration of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk are cash and cash equivalents.  The Company places its cash and temporary cash investments with credit quality institutions.  At times, such investments may be in excess of FDIC insurance limits.  As of June 30, 2011, there were no deposits in excess of federally insured limits.

The Company has adopted Accounting Standards Codification subtopic 820-10, Fair Value Measurements and Disclosures ("ASC 820-10").  ASC 820-10 defines fair value, establishes a framework for measuring fair value and enhances fair value measurement disclosure.  ASC 820-10 delays, until the first quarter of fiscal year 2009, the effective date for ASC 820-10 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  The adoption of ASC 820-10 did not have a material impact on the Company's financial position or operations, but does require that the Company disclose assets and liabilities that are recognized and measured at fair value on a non-recurring basis, presented in a three-tier fair value hierarchy, as follows:

• Level 1. Observable inputs such as quoted prices in active markets;
• Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
• Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.
The following presents the gross value of assets that were measured and recognized at fair value.
• Level 1: none
• Level 2: none
• Level 3: none

The Company adopted Accounting Standards Codification subtopic 825-10, Financial Instruments ("ASC 825-10"), which permits entities to choose to measure many financial instruments and certain other items at fair value.  The adoption of this standard did not have an impact on the Company's financial position, results of operations or cash flows.  The carrying value of cash and cash equivalents, accounts payable and accrued expenses, as reflected in the balance sheets, approximate fair value because of the short-term maturity of these instruments.

Foreign Currency Transactions

The Company’s functional and reporting currency is the U.S. dollar.  The Company occasionally settles transactions in foreign currencies, with the resulting gain or loss on foreign currency exchange reflected in the statement of operations.  The Company incurred a loss on foreign currency exchange of $195 for the period from inception to June 30, 2011.

Exploration-Stage Company

The Company is considered an exploration-stage company, having limited operating revenues during the period presented, as defined by the FASB standard.  This standard requires companies to report their operations, shareholders’ deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things.  Management has provided financial data since May 26, 2010, “Inception”, in the financial statements.  Since inception, the Company has incurred a net loss of $112,523.  The Company’s working capital has been generated through the sale of common stock.

Revenue

The company has recognized no mining revenue to date.  In the future mining revenue will be recognized according to the policy described below.  Revenue is recognized when the following conditions are met:

(a) persuasive evidence of an arrangement to purchase exists;
(b) the price is fixed and determinable;
(c) the product has been delivered; and
(d) collection of the sales price is reasonably assured.

YUKONIC MINERALS CORP.
(A Development Stage Enterprise)
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

June 30, 2011

Mining Assets

The Company has been in the exploration stage since its inception on May 26, 2010 and has not yet realized any revenues from mining operations.  Mineral property acquisition, exploration, and development costs are capitalized as incurred and evaluated for impairment in accordance with GAAP.  To date the Company has not established any proven or probable reserves on its mineral claim that are compliant with GAAP standards.  The Company has adopted the provision of the FASB standard related to accounting for asset retirement obligations, which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other disposal of long-lived assets arising from the acquisition, construction or development and for normal operations of such assets.  As of June 30, 2011, the Company did not have any developed properties, therefore an accrual related to asset retirement obligations was not necessary.

Stock-based compensation

The Company adopted FASB guidance on stock based compensation upon inception at May 26, 2010.  Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.  Pro forma disclosure is no longer an alternative.  The Company has not had any stock and stock options issued for services and compensation for the period from inception (May 26, 2010) through June 30, 2011.

Recently Issued Accounting Pronouncements

In April 2010, the FASB issued ASU No. 2010-18 regarding improving comparability by eliminating diversity in practice about the treatment of modifications of loans accounted for within pools under Subtopic 310-30 – Receivable – Loans and Debt Securities Acquired with Deteriorated Credit Quality (“Subtopic 310-30”).  Furthermore, the amendments clarify guidance about maintaining the integrity of a pool as the unit of accounting for acquired loans with credit deterioration.  Loans accounted for individually under Subtopic 310-30 continue to be subject to the troubled debt restructuring accounting provisions within Subtopic 310-40, Receivables—Troubled Debt Restructurings by Creditors.  The amendments in this Update are effective for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010.  The amendments are to be applied prospectively.  Early adoption is permitted.  We are currently evaluating the impact of this ASU; however, we do not expect the adoption of this ASU to have a material impact on our financial statements.

In February 2010, the FASB issued ASU No. 2010-09 regarding subsequent events and amendments to certain recognition and disclosure requirements.  Under this ASU, a public company that is a SEC filer, as defined, is not required to disclose the date through which subsequent events have been evaluated.  This ASU is effective upon the issuance of this ASU.  The adoption of this ASU did not have a material impact on our financial statements.

In January 2010, the FASB issued ASU No. 2010-06 regarding fair value measurements and disclosures and improvement in the disclosure about fair value measurements.  This ASU requires additional disclosures regarding significant transfers in and out of Levels 1 and 2 of fair value measurements, including a description of the reasons for the transfers.  Further, this ASU requires additional disclosures for the activity in Level 3 fair value measurements, requiring presentation of information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements.  This ASU is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  We are currently evaluating the impact of this ASU; however, we do not expect the adoption of this ASU to have a material impact on our financial statements.

NOTE 3 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  Currently, the Company has a working capital deficit of $103,617, an accumulated deficit of $112,523 and net loss from operations since inception of $112,523.  The Company does not have a source of revenue sufficient to cover its operation costs giving substantial doubt for it to continue as a going concern.  The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.  The Company is funding its initial operations by way of issuing Founder’s shares.

The officers and directors have committed to advancing certain operating costs of the Company, including Legal, Audit, Transfer Agency and Edgarizing costs

YUKONIC MINERALS CORP.
(A Development Stage Enterprise)
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

June 30, 2011

NOTE 4 – CAPITAL STOCK

The Company’s capitalization is 75,000,000 common shares with a par value of $0.001 per share. No preferred shares have been authorized or issued.
As of June 30, 2011, the Company had issued 1,000,000 Founder’s shares at $0.001 per share for net funds to the Company of $1,000 and had issued 350,000 common stock at $0.01 per share.
As of June 30, 2011, the Company has not granted any stock options and has not recorded any stock-based compensation.

NOTE 5 – LOAN PAYABLE – RELATED PARTY LOANS

The Company has received $79,232 as a loan from a related party. The loan is payable on demand and without interest.
Imputed interest of $4,406 has been calculated on the benefit gained by the company from an interest free related party loan, and has been treated as an additional contribution to the company.

NOTE 6 – INCOME TAXES

We did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because we have experienced operating losses since inception.  Accounting for Uncertainty in Income Taxes when it is more likely than not that a tax asset cannot be realized through future income the Company must allow for this future tax benefit.  We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carry forwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carry forward period.

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the statutory rate to the income tax amount recorded as of June 30, 2011 are as follows:
June 30, 2011
112,523
35%
39,383
(39,383)
$ 0

The net federal operating loss carry forward will expire between 2030 and 2031. This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

NOTE 7 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were available to be issued and has determined that there are no events to disclose.

ITEM 2.  Management Discussion and Analysis of Financial Condition and Results of Operations.

Safe Harbor Statement

This report on Form 10-Q contains certain forward-looking statements.  All statements other than statements of historical fact are “forward-looking statements” for purposes of these provisions, including any projections of earnings, revenues, or other financial items; any statements of the plans, strategies, and objectives of management for future operation; any statements concerning proposed new products, services, or developments; any statements regarding future economic conditions or performance; statements of belief; and any statement of assumptions underlying any of the foregoing. Such forward-looking statements are subject to inherent risks and uncertainties, and actual results could differ materially from those anticipated by the forward-looking statements.

These forward-looking statements involve significant risks and uncertainties, including, but not limited to, the following: competition, promotional costs, and risk of declining revenues.  Our actual results could differ materially from those anticipated in such forward-looking statements as a result of a number of factors.  These forward-looking statements are made as of the date of this filing, and we assume no obligation to update such forward-looking statements.  The following discusses our financial condition and results of operations based upon our consolidated financial statements which have been prepared in conformity with accounting principles generally accepted in the United States.  It should be read in conjunction with our financial statements and the notes thereto included elsewhere herein.

The following discussion should be read in conjunction with our consolidated financial statements, including the notes thereto, appearing elsewhere in this Form 10-Q.  The discussions of results, causes and trends should not be construed to imply any conclusion that these results or trends will necessarily continue into the future.

Overview

We were incorporated pursuant to the laws of the State of Nevada on March 26, 2010 under the name Yukonic Minerals Corp. We are an exploration stage mining company and we plan to engage in the acquisition and exploration of mineral properties.

Liquidity and Capital Resources

As of June 30, 2011, we had cash of $521 and a working capital deficiency of $103,617.  As of June 30, 2011 our accumulated deficit was $112,523.  For the nine months ended June 30, 2011 our net loss was $47,472 compared to $39,345 during the same period in 2010.  This increase was due mostly to higher office and general fees due to increased operations.

Our loss was funded by proceeds from shareholder loans.  During the nine months ended June 30, 2011, we received $34,009 from a related party and our cash position decreased by $16,936.

We used net cash of $50,945 in operating activities for the nine months ended June 30, 2011 compared to using net cash of $12,595 in operating activities for the same period in 2010.  We did not use any money in investing activities for the nine months ended June 30, 2011 nor did we use any money for investing activities during the same period in 2010.

During the nine months ended June 30, 2011 our monthly cash requirement was approximately $5,661, compared to approximately $1,399 for the same period in 2010.

These financial statements have been prepared on the assumption that we are a going concern, meaning we will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations.  Different bases of measurement may be appropriate when a company is not expected to continue operations for the foreseeable future.  Our continuation as a going concern is dependent upon our ability to attain profitable operations and generate funds therefrom, and/or raise equity capital or borrowings sufficient to meet current and future obligations.  Management plans to raise equity financings over the next twelve months to finance operations.  There is no guarantee that we will be able to complete any of these objectives.  We have incurred losses from operations since inception and at June 30, 2011, have a working capital deficiency and an accumulated deficit that creates substantial doubt about our ability to continue as a going concern.

Results of Operations for the three months ended June 30, 2011 compared to the three months ended June 30, 2010 and from inception to June 30, 2011.

No Revenues

Since our inception on May 26, 2010 to June 30, 2011, we have not yet earned any revenues.  As of June 30, 2011, we have an accumulated deficit of $112,523.  At this time, our ability to generate any significant revenues continues to be uncertain.  Our financial statements contain an additional explanatory paragraph in Note 3, which identifies issues that raise substantial doubt about our ability to continue as a going concern.  Our financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Net Loss

We incurred a net loss of $20,761 for the three months ended June 30, 2011, compared to a net loss of $39,345 for the same period in 2010.  This decrease in net loss is mostly due to lower professional fees.  From inception on May 26, 2010 to June 30, 2011, we have incurred a net loss of $112,523.  Our basic and diluted loss per share was $0.02 for the three months ended June 30, 2011, and $0.04 for the same period in 2010.

Expenses

Our total operating expenses decreased from $39,345 to $19,332 for the three months ended June 30, 2011 compared to the same period in 2010.  This decrease in expenses is mostly due to lower professional fees.  Since our inception on May 26, 2010 to June 30, 2011, we have incurred total operating expenses of $92,922.

Our professional fees, consisting primarily of legal, accounting and auditing fees, decreased from $36,750 to $3,100 for the three months ended June 30, 2011 compared to the same period in 2010.  Since our inception on May 26, 2010 until June 30, 2011 we have spent $61,455 on professional fees.

Our office and general fees increased to $16,232 from $2,595 for the three months ended June 30, 2011 compared to the same period in 2010.  Since our inception on May 26, 2010 until June 30, 2011 we have spent $31,467 on office and general fees.

Results of Operations for the nine months ended June 30, 2011 compared to the nine months ended June 30, 2010

No Revenues

We did not earn any revenues during the nine months ending on June 30, 2011, nor did we earn any revenues during the same period in 2010.  At this time, our ability to generate any significant revenues continues to be uncertain.

Net Loss

We incurred a net loss of $47,472 for the nine months ended June 30, 2011, compared to a net loss of $39,345 for the same period in 2010.  This increase in net loss is mostly due to higher office and general fees.  Our basic and diluted loss per share was $0.04 for the nine months ended June 30, 2011, and $0.04 for the same period in 2010.

Expenses

Our total operating expenses increased to $43,695 from $39,345 for the nine months ended June 30, 2011 compared to the same period in 2010.  This increase in expenses is mostly due to higher office and general fees.

Our professional fees, consisting primarily of legal, accounting and auditing fees, decreased from $36,750 to $19,300 for the three months ended June 30, 2011 compared to the same period in 2010.

Our office and general fees increased to $24,395 from $2,595 for the nine months ended June 30, 2011 compared to the same period in 2010.

Inflation

The amounts presented in the financial statements do not provide for the effect of inflation on our operations or financial position.  The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Off-Balance Sheet Arrangements

As of June 30, 2011, we had no off-balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3.  Quantitative and Qualitative Disclosure About Market Risks.

Not applicable.

ITEM 4.  Control and Procedures

Not applicable

ITEM 4T.  Control and Procedures.

Management's Report on Internal Control over Financial Reporting.

Our Internal control over financial reporting is a process that, under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, was designed to provide reasonable assurances regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and our trustees; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that our controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As management, it is our responsibility to establish and maintain adequate internal control over financial reporting.  As of June 30, 2011, under the supervision and with the participation of our management, including our Chief Executive Officer, we evaluated the effectiveness of our internal control over financial reporting using criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission

("COSO").  Based on our evaluation, we concluded that the Company maintained effective internal control over financial reporting as of June 30, 2011, based on criteria established in the Internal Control Integrated Framework issued by the COSO.

This quarterly report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this quarterly report.

Evaluation of disclosure controls and procedures.

As of June 30, 2011, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act.  Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the date of filing this annual report applicable for the period covered by this report.

Changes in internal controls.

During the period covered by this report, no changes occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  Legal Proceedings.

As of August 9, 2011 there are no material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we or any of our subsidiaries are a party or of which any of our properties is the subject.  Also, our management is not aware of any legal proceedings contemplated by any governmental authority against us.

ITEM 2.  Unregistered Sales of Equity Securities.

None.

ITEM 3.  Defaults Upon Senior Securities.

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders.

None.

ITEM 5.  Other Information.

None.

ITEM 6.  Exhibits.

Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

YUKONIC MINERALS CORP. (REGISTRANT)

Date: August 16, 2011	/s/ Pamela Tesluck
Pamela Tesluck
President, Chief Executive Officer, Chief Financial Officer, Director
(Authorized Officer for Registrant)

