Form 10-K
period 2011-09-30
Yukonic Minerals Corp.
filed 2012-01-13
CIK 1508933

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

  X .     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2011

      .     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________  to ______

YUKONIC MINERALS CORP.

(Exact name of registrant as specified in its charter)

Nevada	333-171470	02-6191201
(State or other jurisdiction	(Commission File Number)	(IRS Employer
of Incorporation)		Identification Number)
9337 Fraser Ave Silver Spring, MD 20910 (Address of principal executive offices)
(204) 898-8160
(Registrant’s Telephone Number) Copy of all Communications to: Carrillo Huettel, LLP 3033 Fifth Avenue, Suite 400 San Diego, CA 92103 Phone: 619-546-6100 Fax: 619-546-6060

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes      . No  X .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes      . No  X .

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.   Yes  X . No      .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes      . No      . (not required)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  X . No      .

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of March 31, 2011 was $NIL based upon the price ($NIL) at which the common stock was last sold as of the last business day of the most recently completed second fiscal quarter, multiplied by the approximate number of shares of common stock held by persons other than executive officers, directors and five percent stockholders of the registrant without conceding that any such person is an “affiliate” of the registrant for purposes of the federal securities laws.

As of January 13, 2012, there were 1,350,000 shares of the registrant’s $0.001 par value common stock issued and outstanding.

Documents incorporated by reference: None

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. These risks and uncertainties include the following:

•

The availability and adequacy of our cash flow to meet our requirements;

•

Economic, competitive, demographic, business and other conditions in our local and regional markets;

•

Changes or developments in laws, regulations or taxes in our industry;

•

Actions taken or omitted to be taken by third parties including our suppliers and competitors, as well as legislative, regulatory, judicial and other governmental authorities;

•

Competition in our industry;

•

The loss of or failure to obtain any license or permit necessary or desirable in the operation of our business;

•

Changes in our business strategy, capital improvements or development plans;

•

The availability of additional capital to support capital improvements and development; and

•

Other risks identified in this report and in our other filings with the Securities and Exchange Commission or the SEC.

This report should be read completely and with the understanding that actual future results may be materially different from what we expect. The forward-looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Use of Term

Except as otherwise indicated by the context, references in this report to “Company”, “YKMN”, “we”, “us” and “our” are references to Yukonic Minerals Corp. All references to “USD” or United States Dollars refer to the legal currency of the United States of America.

PART I

ITEM 1. BUSINESS

General

We are an exploration stage company engaged in the acquisition and exploration of mineral properties.  We have not yet commenced operations beyond developing a business plan.  We have not yet commenced operations and we have primarily undertaken only organizational activities. We were incorporated in Nevada on May 26, 2010.   We own an unpatented claim to prospect approximately a half-mile portion near the area of Ruby, located in the Whitehorse Mining Division of the Yukon Territory, Canada.  The Company purchased this claim for fifteen thousand ($15,000) dollars.  The Whitehorse Ram Claim (the “Ram Claim”) covers an area of approximately 0.25 square miles (collectively referred to as the “Property”).  The Ram Claim cannot be mined but can be eventually staked into a claim, if it is kept in good standing.  To keep a claim in good standing the claim holder must work the claim and apply for a certificate of work, or pay a fee in lieu of work.  A claim is in good standing for one year after the date it is recorded.  The official recorded date is the date the mining recorder receives your application form, sketch and fees.  During this one year period, the claim holder is required to do one hundred ($100.00) dollars of representation work on the claim.

The Property covered by our Ram Claim does not contain any substantiated mineral deposits or reserves of minerals.  To date, minimal exploration work has been carried out on the Property.  Accordingly, additional exploration of the Property is required before any determination as to whether any commercially viable mineral deposit may exist.  Our plan of operations is to carry out preliminary exploration work on the Property in order to ascertain whether our Ram Claim warrants advanced exploration to determine whether it possesses commercially exploitable deposits of gold.  We will not be able to determine whether or not the Property contains a commercially exploitable mineral deposit, or reserve, until appropriate exploratory work is done and an economic evaluation based on that work concludes the Property’s economic viability.

We acquired the Ram Claim in June of 2010.  We have obtained a geological report on the underlying property that has recommended an exploration program.  The geological report was obtained from APEX Geoscience, an unaffiliated third party.  We have determined to proceed with the first phase of this recommended exploration program.  The estimated cost of this exploration program is twenty thousand ($20,000) dollars.  We currently do not have sufficient funds to enable us to complete this initial phase of our exploration program.  We will require additional financing in order to commence the initial phase of exploration of the Property, which is to determine whether sufficient mineralized material, if any, exists to justify staking the Ram Claim with the view to facilitating eventual mining and production.  There is no assurance that we will be able to obtain additional financing.  Even if we do obtain additional financing and determine that a mineral deposit exists on the Property, an economic evaluation must be completed before the economic viability of commercial exploitation of the Property could be completed.  Both advanced exploration and an economic determination will be contingent upon the results of our preliminary exploration programs and our ability to raise additional financing in order to proceed with advanced exploration and an economic evaluation. There is no assurance that we will be able to obtain any additional financing to fund our exploration activities.

Exploration Stage Company

We are considered an exploration or exploratory stage company as we are involved in the examination and investigation of land that we believe may contain valuable minerals, for the purpose of discovering the presence of ore, if any, and its extent. Since we are an exploration stage company, there is no assurance that a commercially viable mineral deposit exists on the Property covered by the Ram Claim, and a great deal of further exploration will be required before a final evaluation as to the economic and legal feasibility for our future exploration is determined. There are no known reserves of any type of mineral on the Ram Claim. To date, we have not discovered an economically viable mineral deposit on the Property, and there is no assurance that we will discover one.

Acquisition of Our Whitehorse Ram Claim

On June 30, 2010, we entered into an agreement with Oro Quest Inc. to purchase 100% interest in a half-mile portion of property located in the area of Ruby, in the Whitehorse Mining Division of the Yukon Territory, Canada. Oro Quest Inc. was an unaffiliated third party at the time we entered into this agreement.

The Ram Claim constitutes a disposition of land granted under the Placer Mining Act (Yukon Territory, Canada). The Ram Claim cannot be mined but can be staked into a claim if it is kept in good standing.

There is no lake associated with our Property. There is a four meter wide stream/creek, called Marshall Creek, which bisects the Property. A heavy mineral panned concentrate sample (identifier O1CSH403) was taken at the downstream tip of a gravel point bar. A claim such as ours that is located along a creek typically covers a portion of the creek valley measured along the general direction thereof. The claim must conform to a base line established by official survey. The base line is located along the general direction of the central bottom lands of the valley, but not necessarily in the center of the valley. The base line is generally situated in a manner that ensures that all creek locations include the full width of the creek. Legal posts must be placed in the ground at both ends of the Ram Claim, and a line must be well cut out (using hand methods only) between the posts.

Our Ownership Interest in the Whitehorse Ram Claim

We own title to the Ram Claim. The total area of the Ram Claim is approximately 0.25 square miles.

Property Description and Location of Our Ram Claim

The Property that is the subject of our Ram Claim is located 24 miles North-East of Haines Junctions in the Yukon Territory. There is a four meter wide stream/creek, called Marshall Creek, which bisects the Property.

To date we have not discovered any economically viable mineral deposit on our Property, and there is no assurance that we will discover one.

Access, Climate, and Physiography, Local Resources and Infrastructure of Our Ram Claim

The area can be accessed via helicopter out of Haines Junction. Haines Junction is a village in the Yukon Territory, which is located at Kilometer 1,632 (historical mile 1016) of the Alaska Highway at its junction with the Haines Highway; hence the name of the community. The population is approximately 600 people. Haines Junction is located next to the Kluane National Park and Reserve.

Lower slopes are forested by glacial drift and colluvium, reflecting the various phases of continental and alpine glaciation; although, local cliffs and creek canyons afford good rock exposure. Colluvium refers to loose bodies of sediment that has been deposited or built up at the bottom of a low grade slope or against a barrier on that slope, transported by gravity.

The vegetation is typical of the interior Yukon Plateau with a mix of fir trees with alder, willow and cottonwood on old trails and poorly drained areas. Climate is extremely variable with long, cold winters and warmer summers.

All amenities including police, hospitals, groceries, fuel, helicopter services, hardware and other necessary items are available via short helicopter ride. Construction and placer equipment companies are present in communities nearby.

Prior Exploration

No full scale or systematic exploration of the placers has been undertaken. Little surface mapping or sampling has been completed on the Property that is the subject of our Ram Claim. None of the prior exploration on the Property has been completed by us, other than the preparation of a geological report.

Present Condition and Current State of Exploration

Our Ram Claim presently does not have any mineral reserves. The Property that is the subject of our claim is undeveloped and does not contain any open-pit or underground mines. There is no mining equipment, plant, or other infrastructure located on the Property. Power at the Property will need to be produced by portable generators. In addition, we would need to bring in water tanks to the Property.

Geology of Our Ram Claim

The area's bedrock geology includes younger Paleozoic and Mesozoic stratified rocks to the Southwest, including the area of the claims and a broad terrain of early Paleozoic and Proterozoic rocks to the Northeast.

Glaciation in the area consists of several different episodes and includes both continental and alpine types. The most recent continental ice sheets moved in a Westerly to Southwesterly direction and are preceded by alpine glaciation and prior continental glaciation.

Placer deposits occur as a result of the scouring of the rock by the glaciation, deposition of the debris and subsequent sifting by their melt waters into active valley stream channels or old stream channels. Since this is an ongoing process that has occurred throughout the geological time scale, there are older "tertiary" channels that were deposited.

Regional Geochemical

Regionally, the area is anomalous in gold values, but no systematic surveying/mapping of the area that has been done by the government can be identified as useful in the definition of concentrations of placer deposits.

Our Planned Exploration Program

Our three phases of exploration on the Ram Claim will include gaining information to assess the amount of placer material involved and a detailed placer pit testing program.

A budget of twenty thousand ($20,000) dollars is estimated for phase one and it is expected to take approximately 6 months to complete. We expect to commence this phase of the exploration program in Spring 2012 depending on the availability of personnel and equipment. If we are unable to find the necessary personnel and equipment, phase one of our exploration program could possibly be delayed until Summer 2012 or Fall 2012, depending on when this requirement is fulfilled.

We have initiated the first phase of reconnaissance on the Property with the use of our limited capital funds. GIS mapping has been done by an independent consultant who has provided geological mapping of the Property. A decision will be made on the merits of the Ram Claim based on sampling done thus far on the Property including the Marshall Creek sample (identifier O1CSH403) and the regional geology, infrastructure, and surrounding mineral occurrences of the area. If the Ram Claim is deemed to have economic significance our next step will be retaining personnel to engage in sampling, trenching, line cutting, stripping, and prospecting on the Property. We currently have a relationship with local contractors and are able to obtain the necessary personnel to explore the Property. Further evaluation of GIS mapping, sample results, and property geology are required before we engage in further expenditures on the Ram Claim. We would need additional financing before we engage in further sampling, prospecting, and geophysical surveys on the Ram Claim. However, a decision to sample prospect, or undertake geophysical surveying, is dependent on a review of current property data which indicates the economic viability of the Ram Claim.

To date, we have spent nothing on exploration expenditures on the Property, other than amounts spent in completing geological reports on our Ram Claim. In addition to the amounts below, we anticipate that we will incur costs of approximately $1,000 per month in ongoing general and administrative expenses per month for the next twelve months.

The components of the budget for phase one of the work programs are as follows:

Phase One	Budgeted Expense $
Geologist Geomorphology (5 days @ $500/day)	2,500
Geological technicians (2) (5 days @ $250/day)	2,500
Equipment rental (bulldozer, backhoe, processing plant vehicles, pumps for test pits @ $4000/day)	8,000
Fuel, Food, Field Supplies	2,500
Analysis - concentrate	200
Mobilizing equipment to site	1,000
Supervising report analysis	1,500
Contingency	1,800
Phase One Total:	20,000

Our sole officer and director will make a determination whether to proceed with further exploration work upon completion of phase one. In completing this determination we will assess whether the results of phase one are sufficiently positive to enable us to obtain any additional financing that we will then require. This analysis will include an assessment of the market for financing of junior mineral exploration projects at the time of our assessment.

We have not yet determined the exact steps we will take in phase two and three of our planned exploration program. We will more fully develop these steps once we have completed the first phase of reconnaissance on the Ram Claim including a review of previously completed GIS mapping and geological reports completed on the Property.  Additional data on the Ram Claim is required before we commit to a phase two or phase three exploration program. However, if we were to proceed to phase two, it is presently expected that phase two of the exploration program will cover detailed geological mapping and sampling of the area. Phase two is expected to take up to 6 months to complete. If we decided to proceed to phase three, it will likely involve permitting for full-scale mining operations. Phase three is also expected to take up to 6 months to complete. The preliminary components of the budget for the second and third phases of the exploration work programs are as follows:

Phase Two	Budgeted Expense $
Mapping alluvium	5,000
Drill site preparation including permitting	2,500
Drilling 200 meters (reverse circulation/water well drilling)	20,000
Bulk sample testing	26,500
Supervising report analysis	1,500
Contingency	5,000
Phase Two Total:	60,500

Phase Three	Budgeted Expense $
Permitting	10,000
Initial preparation and equipment surety	55,000

Reporting and supervision	5,000
Phase Three Total:	70,000

Our sole officer and director will make a determination as to whether or not to proceed with the third phase of the recommended work program only upon completion of phase two.  In completing this determination we will make an assessment as to whether the results are sufficiently positive to enable us to obtain the additional financing that would be necessary for us to proceed.  Positive results means that a geoscientist states that there is a strong likelihood of value being added by completing the next phase of exploration.

We have initiated the first phase of reconnaissance on the Property with the use of our limited capital funds. GIS mapping has been done by an independent consultant who has provided geological mapping of the Property. A decision will be made on the merits of the Ram Claim based on sampling done thus far on the Property including the Marshall Creek sample (identifier O1CSH403) and the regional geology, infrastructure, and surrounding mineral occurrences of the area. If the Ram Claim is deemed to have economic significance our next step will be retaining personnel to engage in sampling, trenching, line cutting, stripping, and prospecting on the Property. We currently have a relationship with local contractors and are able to obtain the necessary personnel to explore the Property. Further evaluation of GIS mapping, sample results, and property geology are required before we engage in further expenditures on the Ram Claim. We would need additional financing before we engage in further sampling, prospecting, and geophysical surveys on the Ram Claim. However, a decision to sample, prospect, or undertake geophysical surveying, is dependent on a review of current property data which indicates the economic viability of the Ram Claim.

We have not chosen anyone specific to conduct exploration work on the Property. We intend to choose a geologist recognized in the Yukon Territory who has had experience working in the regional area of the Property. We intend to field offers from different geologists who are keen to build on their previous experiences working in the area and we will choose the most qualified person amongst the various interested candidates. We would like to begin this process within the next 2 months; we are estimating it will take up to 3 months to hire a geologist. The contingency funds allocated in phases one and two are there to cover unexpected expenses which may arise while the actual work commences, such as severe weather issues which cause delays; thereby, causing us to need additional days for personnel and/or equipment.

Compliance with Government Regulation

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in the Whitehorse Region of the Yukon Territory, Canada. The term of our Ram Claim is one year and it can be renewed twice. Accordingly, the claim may be held for a maximum of three years. Testing work must be performed and filed pursuant to a prospecting program meeting certain minimal requirements under the Placer Mining Act no later than the anniversary date of the claim in each year.

Any testing work undertaken on our Ram Claim must be conducted in a manner that minimizes disruption to the environment, and must comply with applicable legislation including the Waters Act (Yukon Territory). Mining and preparing the ground for mining are not permitted on Ram Claims.

Additional approvals and authorizations may be required from other government agencies, depending upon the nature and scope of the proposed exploration program. The amount of these costs is not known as we do not know the size, quality of any resource or reserve at this time. It is impossible to assess the impact of any capital expenditures on earnings or our competitive position.

We already have approval to proceed with phase one of our exploration program. During the one year period after acquiring the Ram Claim, the Company, as the claim holder, is required to complete one hundred ($100) dollars of representation work on the Ram Claim. To apply to do work on a claim, the fee is five ($5) dollars per claim per year payable to the Government of the Yukon Territory.

The permitting that we are budgeting for is for consultation with contractors on the Yukon Environmental and Socio-economic Assessment Act, First Nations Final and Self-government Agreement and in accordance with the Placer Mining Act (Yukon Territory, Canada). The funds will be used to maintain the Ram Claim in good standing including the one hundred ($100) dollars of applicable representation work required yearly on the Property and for fees related to the filing of work reports on the Property. If and when we deem the Ram Claim to have economic merit and begin to engage in exploration work on the Property, we intend to abide by federal and provincial legislation and current industry standards pertaining to environmental stewardship and consultation with relevant First Nations groups. These funds are allocated to potential expenditures required retaining consultants on environmental issues and on consultation with First Nations.

Competition

We are a junior mineral resource exploration company. We compete with other mineral resource exploration companies for financing and for the acquisition of new mineral properties. Many of the mineral resource exploration companies with whom we compete have greater financial and technical resources than those available to us. Accordingly, these competitors may be able to spend greater amounts on acquisitions of mineral properties of merit, on exploration of their mineral properties and on development of their mineral properties. In addition, they may be able to afford more geological expertise in the targeting and exploration of mineral properties. This competition could result in competitors having mineral properties of greater quality and interest to prospective investors who may finance additional exploration and development. This competition could adversely impact our ability to achieve the financing necessary for us to conduct further exploration of our mineral properties.

We will also compete with other junior mineral exploration companies for financing from a limited number of investors that are prepared to make investments in junior mineral exploration companies. The presence of competing junior mineral exploration companies may impact our ability to raise additional capital in order to fund our exploration programs if investors are of the view that investments in competitors are more attractive based on the merit of the mineral properties under investigation and the price of the investment offered to investors.

We will also compete with other junior and senior mineral companies for available resources, including, but not limited to, professional geologists, camp staff, helicopter or float planes, mineral exploration supplies and drill rigs.

Employees

As of the date of this report, we have no significant employees other than our sole officer and director described below under “Directors and Executive Officers”. We intend to retain independent geologists and consultants on a contract basis to conduct the work programs on the Property in order to carry our plan of operations.

Research and Development Expenditures

We have not incurred any research or development expenditures since our incorporation.

Subsidiaries

We do not have any subsidiaries.

Patents and Trademarks

We do not own, either legally or beneficially, any patent or trademark.

WHERE YOU CAN GET ADDITIONAL INFORMATION

We file annual, quarterly and current reports, proxy statements and other information with the SEC. You may read and copy our reports or other filings made with the SEC at the SEC’s Public Reference Room, located at 100 F Street, N.E., Washington, DC 20549. You can obtain information on the operations of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You can also access these reports and other filings electronically on the SEC’s web site, www.sec.gov.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our offices are currently located at 9337 Fraser Ave, Silver Spring, MD 20910 and our telephone number is (204) 898-8160. We do not pay rent and our sole officer and director, Mr. Barch, provides our office space to us free of charge. The space is utilized for general office purposes and it is our belief that the space we currently occupy is adequate for our immediate needs. Additional space may be required as we expand our operations. We do not foresee any significant difficulties in obtaining any required additional space.   We currently do not own any real estate.

On June 30, 2010, we entered into an agreement with Oro Quest Inc. to purchase 100% interest in a half-mile portion of property located in the area of Ruby in the Whitehorse Mining Division of the Yukon Territory, Canada.  Pursuant to such agreement, we own an unpatented claim known as the Whitehorse Ram Claim (the “Ram Claim”), which covers an area of approximately 0.25 square miles.

ITEM 3. LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against our Company, nor are we involved as a plaintiff in any material proceeding or pending litigation.  There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4. [REMOVED AND RESERVED]

PART II

ITEM 5. MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

The Company has been quoted on the OTC Bulletin Board (“OTCBB”) since July 5, 2011, under the symbol “YKMN.OB.”  As of September 30, 2011, the Company has not begun trading on the OTCBB.

Record Holders

As of September 30, 2011, an aggregate of 1,350,000 shares of our Common Stock were issued and outstanding and were owned by approximately 35 holders of record, based on information provided by our transfer agent.

Recent Sales of Unregistered Securities

Other than as previously disclosed, none.

Re-Purchase of Equity Securities

None.

Dividends

We have not paid any cash dividends on our Common Stock since inception and presently anticipate that all earnings, if any, will be retained for development of our business and that no dividends on our Common Stock will be declared in the foreseeable future.  Any future dividends will be subject to the discretion of our Board of Directors and will depend upon, among other things, future earnings, operating and financial condition, capital requirements, general business conditions and other pertinent facts.  Therefore, there can be no assurance that any dividends on our Common Stock will be paid in the future.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. You should read this report completely and with the understanding that actual future results may be materially different from what we expect. The forward looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

RESULTS OF OPERATIONS

Working Capital

	September 30, 2011 $	September 30, 2010 $
Current Assets	532	17,457
Current Liabilities	128,393	77,379
Working Capital (Deficit)	(127,861)	(59,922)

Cash Flows

	Year ended September 30, 2011 $	From May 26, 2010 (Date of Inception) to September 30, 2010 $
Cash Flows from (used in) Operating Activities	(77,983)	(17,267)
Cash Flows from (used in) Investing Activities	-	(15,000)
Cash Flows from (used in) Financing Activities	61,058	49,724
Net Increase (decrease) in Cash During Period	(16,925)	17,457

Operating Revenues

For the year ended September 30, 2011, our operating revenues have been $nil, and we incurred a net loss of $73,678, as compared to a net a loss of $65,051 for the year ended September 30, 2010.  The operating expenses for the year ended September 30, 2011 were primarily comprised of $24,933 for office and general expenses, and $43,006 for professional fees.  For the year ended September 30, 2011, we had cash of $532 in our bank accounts. However, we anticipate that we will continue to incur substantial losses over the next 12 months.

We have not attained profitable operations and are dependent upon obtaining financing to continue with our business plan. For these reasons, there is substantial doubt that we will be able to continue as a going concern.

Operating Expenses and Net Loss

During the year ended September 30, 2011, the Company recorded operating expenses of $67,939 compared with $49,227 for the year ended September 30, 2010.  The increase in operating expenses was attributed to $24,933 in general and administrative costs in fiscal 2011 compared to $7,072 for fiscal 2010.  Furthermore, there was an increase of $851 in professional fees relating to legal, accounting, and audit costs incurred with the Company’s initial S-1 registration process and the required filing of SEC documents subsequent to registration.

Liquidity and Capital Resources

As at September 30, 2011, the Company’s cash balance and total assets were $532 compared to $17,457 as at September 30, 2010.

As at September 30, 2011, the Company had total liabilities of $128,393 compared with total liabilities of $77,379 as at September 30, 2010.  There was an increase of $51,014 of amounts owing to related parties from loans from a related party.

As at September 30, 2011, the Company has a working capital deficit of $127,861 compared with $59,922 at September 30, 2010 and the increase in the working capital deficit is attributed to the use of funds financed from related parties for operating activities.

Cashflow from Operating Activities

During the year ended September 30, 2011, the Company used $77,983 in cash for operating activities compared with $17,267 for the period from May 26, 2010 (date of inception) to September 30, 2010.  The increase in cash used for operating activities is due to a full year of operations in fiscal 2011 compared with fiscal 2010.

Cashflow from Investing Activities

During the year ended September 30, 2011, the Company did not incur any investing activities as compared to the year ended September 30, 2011, where the Company incurred $15,000 in investing activities.

Cashflow from Financing Activities

During the year ended September 30, 2011, the Company received $61,058 in net cash provided by financing activities, as compared with $49,724 for the year ended September 30, 2010.

Critical Accounting Policies

Our financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles applied on a consistent basis.  The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements.  A complete summary of these policies is included in the notes to our financial statements.  In general, management's estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances.  Actual results could differ from those estimates made by management.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities. For these reasons, our auditors stated in their report on our audited financial statements that they have substantial doubt that we will be able to continue as a going concern without further financing.

Future Financings

We will continue to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders.  There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund our operations and other activities.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Contractual Obligations

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Recently Issued Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment. The guidance in ASU 2011-08 is intended to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The amendments also improve previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Also, the amendments improve the examples of events and circumstances that an entity having a reporting unit with a zero or negative carrying amount should consider in determining whether to measure an impairment loss, if any, under the second step of the goodwill impairment test. The amendments in this ASU are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The adoption of this guidance is not expected to have a material impact on the Company’s financial position or results of operations.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”, which is effective for annual reporting periods beginning after December 15, 2011.  ASU 2011-05 will become effective for the Company on April 1, 2012.  This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity.  In addition, items of other comprehensive income that are reclassified to profit or loss are required to be presented separately on the face of the financial statements.  This guidance is intended to increase the prominence of other comprehensive income in financial statements by requiring that such amounts be presented either in a single continuous statement of income and comprehensive income or separately in consecutive statements of income and comprehensive income.  The adoption of ASU 2011-05 is not expected to have a material impact on our financial position or results of operations.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (ASU 2011-04), which is effective for annual reporting periods beginning after December 15, 2011.  This guidance amends certain accounting and disclosure requirements related to fair value measurements.  Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy.  ASU 2011-04 will become effective for the Company on April 1, 2012.  We are currently evaluating ASU 2011-04 and have not yet determined the impact that adoption will have on our financial statements.

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8. FINANCIAL STATEMENTS

Yukonic Minerals Corp.

(An Exploration Stage Company)

September 30, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Yukonic Minerals Corp.

(an exploration stage company)

We have audited the accompanying balance sheets of Yukonic Minerals Corp. as of September 30, 2011 and 2010 and the related statements of operations, changes in stockholders' equity (deficit), and cash flows for the periods then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Yukonic Minerals Corp. as of September 30, 2011 and 2010, and the results of its operations and cash flows for the periods described above in conformity with U.S. generally accepted principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company suffered insufficient working capital, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas

January 13, 2012

YUKONIC MINERALS CORP.
(An Exploration Stage Company)

BALANCE SHEETS

	September 30, 2011	September 30, 2010

ASSETS

CURRENT ASSETS
Cash	$532	$17,457
Total current Assets	532	17,457

TOTAL ASSETS	$532	$17,457

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$22,111	$32,155
Loans from related party	106,282	45,224
TOTAL CURRENT LIABILITIES	$128,393	$77,379

STOCKHOLDER'S EQUITY ( DEFICIT )
Capital stock Authorized 75,000,000 shares of common stock, $0.001 par value, Issued and outstanding 1,350,000 shares of shares	$1,350	$1,350
Additional Paid in Capital	9,518	3,779
Deficit accumulated during the exploration stage	(138,729)	(65,051)
TOTAL STOCKHOLDER'S EQUITY/(DEFICIT)	$(127,861)	$(59,922)
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY/(DEFICIT)	$532	$17,457

The accompanying notes are an integral part of these financial statements

YUKONIC MINERALS CORP.
(An Exploration Stage Company)

STATEMENTS OF OPERATIONS

		Cumulative results	Cumulative results
		from inception	from inception
	Year ended	(May 26, 2010) to	(May 26, 2010) to
	September 30, 2011	September 30, 2010	September 30, 2011
REVENUE

Revenues	$-	$-	$-
Total Revenues	$-	$-	$-

EXPENSES
Operating Expenses
Office and general	$(24,933)	$(7,072)	$(32,005)
Professional Fees	(43,006)	(42,155)	(85,161)
Net Operating Loss	$(67,939)	$(49,227)	$(117,166)
Other Expenses
Loss on foreign currency exchange	-	(195)	(195)
Impairment	-	(15,000)	(15,000)
Imputed interest	(5,739)	(629)	(6,368)
Loss before provision for income taxes	$(73,678)	$(65,051)	$(138,729)
Provision for income taxes	-	-	-
NET LOSS	$(73,678)	$(65,051)	$(138,729)
BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.05)	$(0.08)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	1,350,000	861,328

The accompanying notes are an integral part of these financial statements

YUKONIC MINERALS CORP.
(An Exploration Stage Company)

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
From inception (May 26, 2010) to September 30, 2011

				Deficit
				accumulated
	Common Stock		Additional	during the
	Number of		Paid-in	exploration
	shares	Amount	Capital	stage	Total
Balance at inception - May 26, 2010	-	-	-	-	-

Common stock issued for cash at $0.001
per share on June 18, 2010	1,000,000	$1,000	$-	$-	$1,000

Common stock issued for cash at $0.01
per share on September 16, 2010	350,000	350	3,150	-	3,500

Imputed interest on related party loan	-	-	629	-	629

Net loss for the period ended September 30, 2010	-	-	-	(65,051)	(65,051)

Balance, September 30, 2010	1,350,000	$1,350	$3,779	$(65,051)	$(59,922)

Imputed interest on related party loan	-	-	5,739	-	5,739

Net loss for the period ended September 30, 2011	-	-	-	(73,678)	(73,678)

Balance, September 30, 2011	1,350,000	$1,350	$9,518	$(138,729)	$(127,861)

The accompanying notes are an integral part of these financial statements

YUKONIC MINERALS CORP.
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

			May 26, 2010
	Year ended	Year ended	(date of inception) to
	September 30, 2011	September 30, 2010	September 30, 2011

OPERATING ACTIVITIES
Net loss	$(73,678)	$(65,051)	$(138,729)
Adjustment to reconcile net loss to net cash
used in operating activities
Impairment of mineral rights acquisition	-	15,000	15,000
Imputed interest	5,739	629	6,368
Increase (decrease) in accrued expenses	$(10,044)	$32,155	$22,111
NET CASH USED IN OPERATING ACTIVITIES
	$(77,983)	$(17,267)	$(95,250)

INVESTMENT ACTIVITIES
Mineral rights acquisition	-	(15,000)	(15,000)
NET CASH USED IN INVESTING ACTIVITIES	$-	$(15,000)	$(15,000)

FINANCING ACTIVITIES
Proceeds from sale of common stock	-	4,500	4,500
Loan from related party	61,058	45,224	106,282
NET CASH PROVIDED BY FINANCING ACTIVITIES	$61,058	$49,724	$110,782

NET INCREASE ( DECREASE) IN CASH	$(16,925)	$17,457	$532

CASH, BEGINNING OF PERIOD	$17,457	$-	$-

CASH, END OF PERIOD	$532	$17,457	$532

Supplemental cash flow information and noncash financing activities:
Cash paid for:
Interest	$-	$-	$-

Income taxes	$-	$-	$-
The accompanying notes are an integral part of these financial statements

YUKONIC MINERALS CORP.
(A Exploration Stage Company)
NOTES TO THE AUDITED FINANCIAL STATEMENTS

September 30, 2011

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

The Company was incorporated in the State of Nevada as a for-profit Company on May 26, 2010 and established a fiscal year end of September 30. We are an Exploration Stage Company organized to exploit mineral deposits.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements present the balance sheet, statements of operations, stockholders' equity (deficit) and cash flows of the Company. These financial statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States.

Advertising

Advertising costs are expensed as incurred.  As of September 30, 2011 and 2010, no advertising costs have been incurred.

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

Cash and cash equivalents

We maintain cash balances in non-interest-bearing accounts, which do not currently exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.  As of September 30, 2011 and 2010, the Company did not have any cash equivalents.

Concentration of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk are cash and cash equivalents. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of FDIC insurance limits. As of September 30, 2011 and 2010, there were no deposits in excess of federally insured limits.

Fair Value of Financial Instruments

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

The following presents the gross value of assets that were measured and recognized at fair value:

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

Foreign Currency Transactions

The Company’s functional and reporting currency is the U.S. dollar.  The Company occasionally settles transactions in foreign currencies, with the resulting gain or loss on foreign currency exchange reflected in the statement of operations.  The Company incurred a loss on foreign currency exchange of $195 for the period from inception to September 30, 2011.

Exploration-Stage Company

The Company is considered an exploration-stage company, having limited operating revenues during the period presented, as defined by the FASB standard. This standard requires companies to report their operations, shareholders’ deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things. Management has provided financial data since May 26, 2010, “Inception”, in the financial statements.  Since inception, the Company has incurred a net loss of $138,729. The Company’s working capital has been generated through the sale of common stock.

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

Mining Assets

The Company has been in the exploration stage since its inception on May 26, 2010 and has not yet realized any revenues from mining operations.  Mineral property acquisition, exploration, and development costs are capitalized as incurred and evaluated for impairment in accordance with GAAP.  To date the Company has not established any proven or probable reserves on its mineral claim that are compliant with GAAP standards.  The Company has adopted the provision of the FASB standard related to accounting for asset retirement obligations, which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other disposal of long-lived assets arising from the acquisition, construction or development and for normal operations of such assets.  As of September 30, 2011, the Company did not have any developed properties, therefore an accrual related to asset retirement obligations was not necessary.

Stock-based compensation

The Company adopted FASB guidance on stock based compensation upon inception at May 26, 2010. Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company has not had any stock and stock options issued for services and compensation for the period from inception (May 26, 2010) through September 30, 2011.

Recently Issued Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment. The guidance in ASU 2011-08 is intended to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The amendments also improve previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Also, the amendments improve the examples of events and circumstances that an entity having a reporting unit with a zero or negative carrying amount should consider in determining whether to measure an impairment loss, if any, under the second step of the goodwill impairment test. The amendments in this ASU are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The adoption of this guidance is not expected to have a material impact on the Company’s financial position or results of operations.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”, which is effective for annual reporting periods beginning after December 15, 2011.  ASU 2011-05 will become effective for the Company on April 1, 2012.  This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity.  In addition, items of other comprehensive income that are reclassified to profit or loss are required to be presented separately on the face of the financial statements.  This guidance is intended to increase the prominence of other comprehensive income in financial statements by requiring that such amounts be presented either in a single continuous statement of income and comprehensive income or separately in consecutive statements of income and comprehensive income.  The adoption of ASU 2011-05 is not expected to have a material impact on our financial position or results of operations.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (ASU 2011-04), which is effective for annual reporting periods beginning after December 15, 2011.  This guidance amends certain accounting and disclosure requirements related to fair value measurements.  Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy.  ASU 2011-04 will become effective for the Company on April 1, 2012.  We are currently evaluating ASU 2011-04 and have not yet determined the impact that adoption will have on our financial statements.

NOTE 3 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has a working capital deficit of $127,861, an accumulated deficit of $138,729 and net loss from operations since inception of $138,729.  The Company does not have a source of revenue sufficient to cover its operation costs giving substantial doubt for it to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.  The Company is funding its initial operations by way of issuing Founder’s shares.

The officers and directors have committed to advancing certain operating costs of the Company, including Legal, Audit, Transfer Agency and Edgarizing costs.

NOTE 4 – CAPITAL STOCK

The Company’s capitalization is 75,000,000 common shares with a par value of $0.001 per share.  No preferred shares have been authorized or issued.

As of September 30, 2011, the Company had issued 1,000,000 Founder’s shares at $0.001 per share for net funds to the Company of $1,000 and had issued 350,000 common stock at $0.01 per share.

As of September 30, 2011, the Company has not granted any stock options and has not recorded any stock-based compensation.

NOTE 5 – LOAN PAYABLE – RELATED PARTY LOANS

The Company has received $106,282 and $45,224 as a loan from a related party. The loan is payable on demand and without interest.

 Imputed interest of $6,368 has been calculated on the benefit gained by the company from an interest free related party loan, and has been treated as an additional contribution to the company.

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

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the statutory rate to the income tax amount recorded as of September 30, 2011 and 2010 are as follows:

	September 30, 2011	September 30, 2010

Net operating loss carry forward	138,729	65,051
Effective Tax rate	35%	35%
Deferred Tax Assets	48,555	22,768
Less: Valuation Allowance	(48,555)	(22,768)
Net deferred tax asset	$0	$0

The net federal operating loss carry forward will expire between 2027 and 2028.  This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

NOTE 7 - SUBSEQUENT EVENTS

On November 30, 2011, Mr. Mackie Barch acquired control of 1,000,000 shares of the issued and outstanding common stock of Yukonic Minerals Corp., representing approximately 74.07% of the Company’s total issued and outstanding common stock, from Ms. Pamela Tesluck for $383,000.

As part of the Acquisition the following changes to the Company's directors and officers have occurred:

As of November 30, 2011 Ms. Tesluck resigned as the Company’s President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, and Director.

As of November 30, 2011 Mr. Barch was appointed as the sole member of the Company’s Board of Directors and as the Company’s President, Chief Executive Officer, Chief Financial Officer, Treasurer, and Secretary.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Based on an evaluation as of the date of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, (as defined in Rule 13a-15(f)) promulgated under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2011. In making this assessment, our management, including our Principle Executive Officer and Principle Financial Officer, used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management, including our Principal Executive Officer and Principal Financial Officer, has concluded that, as of September 30, 2011, our internal control over financial reporting is not effective based on those criteria. We identified the following material weaknesses:

1.

As of September 30, 2011, we did not maintain effective controls over the control environment. Specifically we have not developed and effectively communicated to our independent contractors our accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.

As of September 30, 2011, we did not have an independent body to oversee our internal controls over financial reporting and lacked segregation of duties due to the limited nature and resources of the Company. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Changes in Internal Control over Financial Reporting

Our management, including our Principal Executive Officer and Principal Financial Officer, has evaluated our internal control over financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of our last evaluation.

The Company is not required by current SEC rules to include, and does not include, an auditor’s attestation report. The Company’s registered public accounting firm has not attested to Management’s reports on the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS.

Identification of Directors and Executive Officers

The following table sets forth the names and ages of our current director(s) and executive officer(s):

Name	Age	Position with the Company	Director Since
Mackie Barch	36	CEO, CFO, President, Treasurer, Secretary, & Director	November 30, 2011

The board of directors has no nominating, audit or compensation committee at this time.

Term of Office

Each of our officers is elected by the Company’s Board of Directors and their terms of office are at the discretion of the Board.  Our officers serve until the earlier occurrence of the election of his or her successor at the next meeting of stockholders, death, resignation or removal by the Board of Directors.  At the present time, members of the Board of Directors are not compensated for their services to the Board.

Background and Business Experience

The business experience during the past five years of the person presently listed above as an Officer or Director of the Company is as follows:

Mackie A. Barch - Mackie Barch (“Mr. Barch”) is currently the Managing Director and co-founder of Healthcare Distribution Specialists, LLC (HDS), a wholesale distributor of pharmaceutical products, and has been since its inception in September 2008. In addition, Mr. Barch is the co-founder of Global Nutritional Research LLC (GNR), the manufacturer of Clotamin, a once daily multivitamin for people on blood thinners, since its inception in July 2007 until present. Prior to joining HDS, from late 2006 to 2007, Mr. Barch was involved in numerous financial and operational aspects of the Global Pharmaceutical Sourcing (GPS). Prior to working for GPS, Mr. Barch was employed as Assistant Vice President in institutional equities at Friedman, Billings, & Ramsey (FBR), an investment bank and broker dealer, from 2001 to 2006.  During his career, Mr. Barch has participated in numerous equity offerings including 144a, IPO and Secondary Offerings. Mr. Barch graduated from the University of Colorado-Boulder with a BA in Economics. Mr. Barch is currently an elected official in the State of Maryland, serving as a City Council Member in Kensington, MD, and has been since his election in 2009. The Company decided Mr. Barch would serve as a good officer and director due to his experience managing and running his own businesses.

Identification of Significant Employees

We have no significant employees other than Mr. Mackie Barch, our President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director.

Family Relationship

We currently do not have any officers or directors of our Company who are related to each other.

Involvement in Certain Legal Proceedings

During the past ten years no director, executive officer, promoter or control person of the Company has been involved in the following:

(1)

A petition under the Federal bankruptcy laws or any state insolvency law which was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

(2)

Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3)

Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

i.

Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

ii.

Engaging in any type of business practice; or

iii.

Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

(4)

Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

(5)

Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

(6)

Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

(7)

Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.

Any Federal or State securities or commodities law or regulation; or

ii.

Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.

Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

(8)

Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Audit Committee and Audit Committee Financial Expert

The Company does not have an audit committee or an audit committee financial expert (as defined in Item 407 of Regulation S-K) serving on its Board of Directors. All current members of the Board of Directors lack sufficient financial expertise for overseeing financial reporting responsibilities. The Company has not yet employed an audit committee financial expert on its Board due to the inability to attract such a person.

The Company intends to establish an audit committee of the board of directors, which will consist of independent directors. The audit committee’s duties will be to recommend to the Company’s board of directors the engagement of an independent registered public accounting firm to audit the Company’s financial statements and to review the Company’s accounting and auditing principles. The audit committee will review the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent registered public accounting firm, including their recommendations to improve the system of accounting and internal controls. The audit committee will at all times be composed exclusively of directors who are, in the opinion of the Company’s board of directors, free from any relationship which would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles.

Code of Ethics

Our Board of Directors has not adopted a Code of Ethics (the “Code”) due to the fact that we presently only have one director and we are in the exploration stage of our operations. We anticipate that we will adopt a code of ethics when we increase either the number of our directors and officers or the number of our employees.

Compliance with Section 16(a) of the Exchange Act

We do not yet have a class of equity securities registered under the Securities Exchange Act of 1934, as amended. Hence, compliance with Section 16(a) thereof by our officers and directors is not required.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to our executive officers during the twelve month periods ended September 30, 2011 and 2010:

Summary Compensation Table

Name and Principal Position	Fiscal Year Ended 9/30	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Pamela Tesluck (1) Former President, CEO, CFO, Treasurer, Secretary, and Director	2011	$-0-	$-0-	-0-	-0-	-0-	-0-	-0-	$-0-
	2010	$-0-	-0-	-0-	-0-	-0-	-0-	-0-	$-0-

(1)

 On May 26, 2010, Ms. Pamela Tesluck agreed to act as the Company’s President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director.

Narrative Disclosure to Summary Compensation Table

There are no employment contracts, compensatory plans or arrangements, including payments to be received from the Company with respect to any executive officer, that would result in payments to such person because of his or her resignation, retirement or other termination of employment with the Company, or its subsidiaries, any change in control, or a change in the person’s responsibilities following a change in control of the Company.

Outstanding Equity Awards at Fiscal Year-End

No executive officer or director received any equity awards, or holds exercisable or unexercisable options, as of the year ended September 30, 2011.

Long-Term Incentive Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers.

Compensation Committee

We currently do not have a compensation committee of the Board of Directors. The Board of Directors as a whole determines executive compensation.

Compensation of Directors

Our directors receive no extra compensation for their service on our Board of Directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Management

The following table sets forth certain information concerning the number of shares of our Common Stock owned beneficially as of January 13, 2012, by: (i) our director; (ii) our named executive officer; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock. Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership (1) (#)	Percent of Class (2) (%)
Mackie Barch (3) 9337 Fraser Ave Silver Spring, MD 20910	Common	1,000,000	74.07%
All Officers and Directors as a Group (1 Person)	Common	1,000,000	74.07%

(1)

The number and percentage of shares beneficially owned is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days through the exercise of any stock option or other right. The persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes to this table.

(2)

Based on 1,350,000 issued and outstanding shares of Common Stock as of January 13, 2012.

(3)

Mr. Mackie Barch is the Company’s President, CEO, CFO, Treasurer, Secretary and sole director. His beneficial ownership includes 1,000,000 Common Shares.

Changes in Control

On November 30, 2011, Mr. Mackie Barch (“Mr. Barch”) acquired control of one million (1,000,000) shares (the “Shares”) of the issued and outstanding common stock of the Company, representing approximately 74.07% of the Company’s total issued and outstanding common stock, from Ms. Pamela Tesluck (“Ms. Tesluck”) in accordance with a stock purchase agreement by and between Mr. Barch and Ms. Tesluck (the “Stock Purchase Agreement”). Pursuant to the Stock Purchase Agreement, Mr. Barch paid an aggregate purchase price of three hundred eighty three thousand US dollars ($383,000) to Ms. Tesluck in exchange for the Shares (the “Acquisition”).

Other than the foregoing, there are no present arrangements or pledges of the Company’s securities which may result in a change in control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transactions

As of September 30, 2011, the Company has received $106,282 as a loan from our sole officer and director, Ms. Pamela Tesluck, a related party.  The loan is payable on demand and without interest.  Imputed interest of $6,368 has been calculated on the benefit gained by the Company as of September 30, 2011 from an interest free related party loan, and has been treated as an additional contribution to the Company.

Other than the foregoing, none of the directors or executive officers of the Company, nor any person who owned of record or was known to own beneficially more than 5% of the Company’s outstanding shares of its Common Stock, nor any associate or affiliate of such persons or companies, has any material interest, direct or indirect, in any transaction that has occurred during the past fiscal year, or in any proposed transaction, which has materially affected or will affect the Company.

With regard to any future related party transaction, we plan to fully disclose any and all related party transactions in the following manner:

•

Disclosing such transactions in reports where required;

•

Disclosing in any and all filings with the SEC, where required;

•

Obtaining disinterested directors consent; and

•

Obtaining shareholder consent where required.

Director Independence

For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 5605(a)(2). The OTCBB on which shares of common stock are quoted does not have any director independence requirements. The NASDAQ definition of “Independent Officer” means a person other than an Executive Officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company's Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

According to the NASDAQ definition, Mackie Barch is not an independent director because he is also an executive officer of the Company.

Review, Approval or Ratification of Transactions with Related Persons

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

	Year Ended September 30, 2011	Year Ended September 30, 2010
Audit fees	$13,200	$3,750
Audit-related fees	$0	$0
Tax fees	$0	$0
All other fees	$0	$0
Total	$0	$0

Audit Fees

During the fiscal years ended September 30, 2011, we incurred approximately $13,200 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended September 30, 2011.

During the fiscal year ended September 30, 2010, we incurred approximately $3,750 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended September 30, 2010.

Audit-Related Fees

The aggregate fees billed during the fiscal years ended September 30, 2011 and 2010 for assurance and related services by our principal independent accountants that are reasonably related to the performance of the audit or review of our financial statements was $13,200 and $3,750, respectively.

Tax Fees

The aggregate fees billed during the fiscal years ended September 30, 2011 and 2010 for professional services rendered by our principal accountant tax compliance, tax advice and tax planning were $0 and $0, respectively.

All Other Fees

The aggregate fees billed during the fiscal year ended September 30, 2011 for products and services provided by our principal independent accountants was $13,200 and $3,750, respectively.

PART IV

ITEM 15.

 EXHIBITS.

(d)

Exhibits

Exhibit
Number	Description of Exhibit	Filing
3.01	Articles of Incorporation	Filed with the SEC on December 29, 2010 as part of our Registration Statement on Form S-1.
3.02	Bylaws	Filed with the SEC on December 29, 2010 as part of our Registration Statement on Form S-1.
10.01	Mineral Claim Purchase Agreement between the Company and Oro Quest Inc. dated June 30, 2010	Filed with the SEC on March 31, 2011 as part of our Amended Registration Statement on Form S-1/A.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

*Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

YUKONIC MINERALS CORP.

Dated: January 13, 2012	/s/ Mackie Barch
By: Mackie Barch
Its: President, Principal Executive Officer & Principal Financial Officer (Principal Accounting Officer)

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Dated: January 13, 2012	/s/ Mackie Barch
Mackie Barch - Director

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED

PURSUANT TO SECTION 15(d) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS

1.	No annual report to security holders covering the company’s last fiscal year has been sent as of the date of this report.

2.

No proxy statement, form of proxy, or other proxy soliciting material relating to the company’s last fiscal year has been sent to any of the company’s security holders with respect to any annual or other meeting of security holders.

3.

If such report or proxy material is furnished to security holders subsequent to the filing of this Annual Report on Form 10-K, the company will furnish copies of such material to the Commission at the time it is sent to security holders.