Form 10-Q
period 2011-12-31
GEORGETOWN CORP
filed 2012-02-13
CIK 1508933

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

   X  . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

       . TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File Number 333-171470

GEORGETOWN CORPORATION

 (Name of small business issuer in its charter)

Nevada	02-6191201
(State of incorporation)	(I.R.S. Employer Identification No.)

9337 Fraser Ave.

Silver Spring, MD 20910

(Address of principal executive offices)

(204) 898-8160

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X  . No      .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

(Not required) Yes      . No      .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   X  . No      .

As of February 8, 2012, there were 540,000,000 shares of the registrant’s $0.001 par value common stock issued and outstanding.

GEORGETOWN CORPORATION *

TABLE OF CONTENTS

Special Note Regarding Forward-Looking Statements

Information included in this Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”).  This information may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Georgetown Corporation (the “Company”), to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements.  Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology.  These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass.  Actual results of the Company could differ materially from those expressed or implied by the forward-looking statements as a result of various factors.  Except as required by applicable laws, the Company has no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

*Please note that throughout this Quarterly Report, and unless otherwise noted, the words “we,” “our,” “us,” “YKMN,” the “Company,” refers to Georgetown Corporation.

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

GEORGETOWN CORPORATION

(formerly Yukonic Minerals Corp.)

(An Exploration Stage Company)

Financial Statements

As at December 31, 2011 (unaudited) and September 30, 2011

Balance Sheets	4
Statements of Operations	5
Statements of Cash Flows	6
Notes to the Financial Statements	7

GEORGETOWN CORPORATION

(formerly Yukonic Minerals Corp.)

(An Exploration Stage Company)

Balance Sheets

(Expressed in U.S. dollars)

(unaudited)

	December 31, 2011 $	September 30, 2011 $

ASSETS

Current Assets

Cash	–	532

Total Assets	–	532

LIABILITIES

Current Liabilities

Accounts payable	5,800	22,111
Related party loan	116,865	106,282

Total Liabilities	122,665	128,393

STOCKHOLDERS’ DEFICIT

Preferred Stock: Authorized: 50,000,000 preferred shares, $0.001 par value Issued and Outstanding: nil preferred shares	–	–

Common Stock: Authorized: 700,000,000 common shares, $0.001 par value Issued and Outstanding: 540,000,000 common shares	540,000	540,000

Additional Paid-In Capital	(500,666)	(529,132)

Accumulated deficit during the exploration stage	(161,999)	(138,729)

Total Stockholders’ Deficit	(122,665)	(127,861)

Total Liabilities and Stockholders’ Deficit	–	532

(The accompanying notes are an integral part of these financial statements)

GEORGETOWN CORPORATION

(formerly Yukonic Minerals Corp.)

(An Exploration Stage Company)

Statements of Operations

(Expressed in US dollars)

(unaudited)

	For the three months ended December 31, 2011 $	For the three months ended December 31, 2010 $	Accumulated from May 26, 2010 (date of inception) to December 31, 2011 $

Revenues	–	–	–

Operating Expenses

General and administrative	432	3,195	32,437
Professional fees	21,422	13,100	106,583

Total Operating Expenses	21,854	16,295	139,020

Loss before other income (expenses)	(21,854)	(16,295)	(139,020)

Other Income (Expenses)

Loss on foreign currency exchange	–	–	(195)
Impairment	–	–	(15,000)
Interest	(1,416)	(1,215)	(7,784)

	(1,416)	(1,215)	(22,979)

Net Loss	(23,270)	(17,510)	(161,999)
Net Loss per Share – Basic and Diluted	–	–
Weighted Average Shares Outstanding – Basic and Diluted	540,000,000	540,000,000

(The accompanying notes are an integral part of these financial statements)

GEORGETOWN CORPORATION

(formerly Yukonic Minerals Corp.)

(An Exploration Stage Company)

Statements of Cashflows

(Expressed in US dollars)

(unaudited)

	For the three months ended December 31, 2011 $	For the three months ended December 31, 2010 $	Accumulated from May 26, 2010 (date of inception) to December 31, 2011 $

Operating Activities

Net income (loss) for the period	(23,270)	(17,510)	(161,999)

Adjustments to reconcile net loss to net cash used for operating activities:
Impairment of mineral rights acquisition	–	–	15,000
Imputed interest	1,416	1,215	7,784

Changes in assets and liabilities:
Accounts payable	(16,311)	(1,750)	5,800

Net Cash Used In Operating Activities	(38,165)	(18,045)	(133,415)

Investing Activities

Mineral rights acquisition	–	–	(15,000)

Net Cash Used In Investing Activities	–	–	(15,000)

Financing Activities

Proceeds from sale of common stock	–	–	4,500
Proceeds from related party loan	116,865	9,100	223,147
Repayments to related party	(79,232)	–	(79,232)

Net Cash Provided by Financing Activities	37,633	9,100	148,415

Decrease in Cash	(532)	(8,945)	–

Cash – Beginning of Period	532	17,457	–

Cash – End of Period	–	8,512	–

Supplemental Disclosures

Interest paid	–	–	–
Income tax paid	–	–	–

(The accompanying notes are an integral part of these financial statements)

GEORGETOWN CORPORATION

(formerly Yukonic Minerals Corp.)

(An Exploration Stage Company)

Notes to the Financial Statements

(Expressed in US dollars)

1.

Nature of Operations and Continuance of Business

Gerogetown Corporation (formerly Yukonic Minerals Corp.) (the “Company”) was incorporated in the State of Nevada on May 26, 2010. The Company is an Exploration Stage Company, as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, Development Stage Entities. The Company has been in an exploration stage since its formation and has not realized any revenues from operations. The Company’s principal business plan is to acquire, explore and develop mineral properties and ultimately seek earnings by exploiting mineral claims. The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise.

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues since inception and is unlikely to generate significant revenue or earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. As of December 31, 2011, the Company has a working capital deficit of $122,665 and an accumulated deficit of $161,999. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.

Summary of Significant Accounting Policies

a)

Basis of Presentation

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and are expressed in U.S. dollars.  The Company’s fiscal year end is September 30.

b)

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

c)

Cash and cash equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

d)

Mineral Property

The Company owns a mineral claim with a historical cost of $15,000 which is currently deemed fully impaired in the absence of sufficiently developed plans to extract the minerals. The Company does not rent any property.

GEORGETOWN CORPORATION

(formerly Yukonic Minerals Corp.)

(An Exploration Stage Company)

Notes to the Financial Statements

(Expressed in US dollars)

2.

Summary of Significant Accounting Policies (continued)

e)

Basic and Diluted Net Loss per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

f)

Financial Instruments

Pursuant to ASC 820, Fair Value Measurements and Disclosures, an entity is required to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company’s financial instruments consist principally of cash, accounts payable, accrued liabilities, and amounts due to related parties.  Pursuant to ASC 820, the fair value of our cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

g)

Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted ASC 740 “Accounting for Income Taxes” as of its inception. Pursuant to ASC 740, the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in this financial statement because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

GEORGETOWN CORPORATION

(formerly Yukonic Minerals Corp.)

(An Exploration Stage Company)

Notes to the Financial Statements

(Expressed in US dollars)

2.

Summary of Significant Accounting Policies (continued)

h)

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As of December 31 and September 30, 2011, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

i)

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations

3.

Related Party Transactions

As at December 31, 2011, the Company owes $116,865 (September 30, 2011 - $nil) to the President and Director of the Company. The amounts owing are unsecured, non-interest bearing, and due on demand.

As at December 31, 2011, the Company owes $nil (September 30, 2011 - $106,282) to the former President and Director of the Company. The amounts owing are unsecured, non-interest bearing, and due on demand. On November 30, 2011, the former President and Director of the Company settled the amounts owing for $79,232, resulting in an increase to Additional Paid In Capital of $27,050. Imputed interest on this balance was deemed immaterial.

4.

Subsequent Events

a)

On January 10, 2012, the Company filed Amended and Restated Articles of Incorporation and a Certificate of Name Change with the Nevada Secretary of State. As a result of the Amendment the Company has i) changed its name to “Georgetown Corporation” and ii) increased the aggregate number of authorized shares to 750,000,000 shares consisting of 700,000,000 shares of common stock with a par value of $0.001 per share and 50,000,000 shares of preferred stock with a par value of $0.001 per share.

b)

On January 10, 2012, the Company authorized a 1:400 forward split of its issued and outstanding common shares. Once the forward split is declared effective by the Financial Industry Regulatory Authority (“FINRA”) the issued and outstanding shares of common stock will increase from 1,350,000 prior to the forward split to 540,000,000 shares following the forward split.

c)

On January 20, 2012, the Company issued a promissory note for $15,000 to a non-related party.  Under the terms of the note, the amounts owing is unsecured, due interest at 10% per annum, and due on demand.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENTS

This Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contains forward-looking statements that involve known and unknown risks, significant uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed, or implied, by those forward-looking statements.  You can identify forward-looking statements by the use of the words may, will, should, could, expects, plans, anticipates, believes, estimates, predicts, intends, potential, proposed, or continue or the negative of those terms.  These statements are only predictions.  In evaluating these statements, you should consider various factors which may cause our actual results to differ materially from any forward-looking statements.  Although we believe that the exceptions reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.  We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

RESULTS OF OPERATIONS

Working Capital

	December 31, 2011 $	September 30, 2011 $
Current Assets	-	532
Current Liabilities	122,665	128,393
Working Capital (Deficit)	(122,665)	(127,861)

Cash Flows

	December 31, 2011 $	December 31, 2010 $
Cash Flows from (used in) Operating Activities	(38,165)	(18,045)
Cash Flows from (used in) Financing Activities	37,633	9,100
Net Increase (decrease) in Cash During Period	(532)	(8,945)

Results of Operations

Revenues

Since our inception on May 26, 2010 to December 31, 2011, we have not yet earned any revenues.  As of December 31, 2011, we have an accumulated deficit of $161,999.  At this time, our ability to generate any significant revenues continues to be uncertain.  Our financial statements contain an additional explanatory paragraph in Note 1, which identifies issues that raise substantial doubt about our ability to continue as a going concern.  Our financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Net Loss

We incurred a net loss of $23,270 for the three months ended December 31, 2011, compared to a net loss of $17,510 for the same period in 2010.  This increase in net loss is mostly due to higher professional fees recorded in the current period.  From inception on May 26, 2010 to December 31, 2011, we have incurred a net loss of $161,999.  Our basic and diluted loss per share was $nil for the three months ended December 31, 2011, and $nil for the same period in 2010.

Expenses

Our total operating expenses increased from $16,295 to $21,854 for the three months ended December 31, 2011 compared to the same period in 2010.  This increase in expenses is mostly due to higher professional fees.  Since our inception on May 26, 2010 to December 31, 2011, we have incurred total operating expenses of $139,020.

Our professional fees, consisting primarily of legal, accounting and auditing fees, increased from $13,100 to $21,422 for the three months ended December 31, 2011, compared to the same period in 2010.  Since our inception on May 26, 2010 until December 31, 2011, we have spent $106,583 on professional fees.

Our office and general fees decreased to $432 from $3,195 for the three months ended December 31, 2011, compared to the same period in 2010.  Since our inception on May 26, 2010 until December 31, 2011, we have spent $32,437 on office and general fees.

Liquidity and Capital Resources

As of December 31, 2011, we had cash of $nil and a working capital deficiency of $122,665.  As of December 31, 2011, our accumulated deficit was $161,999.  For the three months ended December 31, 2011, our net loss was $23,270 compared to a net loss of $17,510 during the same period in 2010.  This increase in net loss was due to an increase in professional fees offset by lower office and general fees and an increase in imputed interest.

Our loss was funded by proceeds from shareholder loans.  During the three months ended December 31, 2011, we received $116,865 from a related party and repaid $79,232 to a former related party and our cash position decreased by $532.

We used net cash of $38,165 in operating activities for the three months ended December 31, 2011, compared to using net cash of $18,045 in operating activities for the same period in 2010.  We did not use any money in investing activities for the three months ended December 31, 2011, nor did we use any money for investing activities during the same period in 2010.

During the three months ended December 31, 2011, our monthly cash requirement was approximately $12,722, compared to approximately $6,015 for the same period in 2010.

Cashflow from Operating Activities

During the period ended December 31, 2011, the Company used $38,165 of cash for operating activities compared to the use of $18,045 of cash for operating activities during the period ended December 31, 2010.  The increase in the amounts of cash used for operating activities was due to the fact that the Company incurred higher legal fees during the period as a result of entering into settlement agreements with former debtors.

Cashflow from Investing Activities

During the period ended December 31, 2011 and 2010, the Company did not have any investing activities.

Cashflow from Financing Activities

During the period ended December 31, 2011, the Company had received proceeds of $116,865 less $79,232 repaid to a former related party for financing activities compared to receiving proceeds of $9,100 for financing activities during the period ended December 31, 2010.

Quarterly Developments

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

•

As of November 30, 2011 Ms. Tesluck resigned as the Company’s President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, and Director.

•

As of November 30, 2011 Mr. Barch was appointed as the sole member of the Company’s Board of Directors and as the Company’s President, Chief Executive Officer, Chief Financial Officer, Treasurer, and Secretary.

Subsequent Developments

On January 10, 2012, the Company filed Amended and Restated Articles of Incorporation and a Certificate of Change (collectively the “Amendment”) with the Nevada Secretary of State. As a result of the Amendment the Company, among other things, has: (i) changed its name from Yukonic Minerals Corp. to “Georgetown Corporation”; and (ii) increased the aggregate number of authorized shares to seven hundred fifty million (750,000,000) shares, consisting of seven hundred million (700,000,000) shares of Common Stock, par value $0.001 per share and fifty million (50,000,000) shares of preferred stock, par value $0.001 per share, of which 25,000,000 shall be designated as Series A Preferred Stock.

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

Recently Issued Accounting Pronouncements

In March 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-11 (“ASU No. 2010-11”), “Derivatives and Hedging (ASC Topic 815): Scope Exception Related to Embedded Credit Derivatives.”  The amendments in this Update are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010.  Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after issuance of this Update.  The Company’s adoption of provisions of ASU No. 2010-11 did not have a material effect on the financial position, results of operations or cash flows of the Company.

In February 2010, the FASB issued ASU 2010-10 (“ASU No. 2010-10”), “Consolidation (Topic 810): Amendments for Certain Investment Funds.”  The amendments in this Update are effective as of the beginning of a reporting entity’s first annual period that begins after November 15, 2009 and for interim periods within that first reporting period.  Early application is not permitted.  The Company’s adoption of provisions of ASU No. 2010-10 did not have a material effect on the financial position, results of operations or cash flows of the Company.

In February 2010, the FASB issued ASU 2010-09 (“ASU No. 2010-09”), “Subsequent Events (ASC Topic 855): Amendments to Certain Recognition and Disclosure Requirements.”  ASU No. 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement for an SEC filer to disclose a date, in both issued and revised financial statements, through which the filer had evaluated subsequent events.  The Company’s adoption of provisions of ASU No. 2010-09 did not have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued ASU 2010-06 (“ASU No. 2010-06”), “Improving Disclosures about Fair Value Measurements.” ASU No. 2010-06 amends FASB Accounting Standards Codification (“ASC”) 820 and clarifies and provides additional disclosure requirements related to recurring and non-recurring fair value measurements and employers’ disclosures about postretirement benefit plan assets.  This ASU is effective for interim and annual reporting periods beginning after December 15, 2009.  The Company’s adoption of provisions of ASU No. 2010-06 did not have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued an amendment to ASC Topic 505, “Equity”, where entities that declare dividends to shareholders that may be paid in cash or shares at the election of the shareholders are considered to be a share issuance that is reflected prospectively in EPS, and is not accounted for as a stock dividend.  This standard is effective for interim and annual periods ending on or after December 15, 2009 and is to be applied on a retrospective basis.  The Company’s adoption of the amendment to ASC Topic 505 did not have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued an amendment to ASC Topic 820, “Fair Value Measurements and Disclosure”, to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis.  This standard, for which the Company is currently assessing the impact, is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of disclosures regarding the purchase, sale, issuance, and settlement of Level 3 fair value measures which are effective for fiscal years beginning after December 15, 2010.  The Company’s adoption of the amendment to ASC Topic 820 did not have a material effect on the financial position, results of operations or cash flows of the Company.

The Company has implemented all new accounting pronouncements that are in effect.  These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2011, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Please refer to our Annual Report on Form 10-K as filed with the SEC on January 13, 2012, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

Changes in Internal Control over Financial Reporting

Our management has also evaluated our internal control over financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of our last evaluation.

The Company is not required by current SEC rules to include, and does not include, an auditor's attestation report. The Company's registered public accounting firm has not attested to Management's reports on the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

1.

Quarterly Issuances:

During the quarter, we did not issue any unregistered securities other than as previously disclosed.

2.

Subsequent Issuances:

Subsequent to the quarter, we did not issue any unregistered securities other than as previously disclosed.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

[REMOVED AND RESERVED]

ITEM 5.

OTHER INFORMATION

On November 30, 2011, the Company entered into a Settlement Agreement and General Mutual Release with Dean Law Corp., pursuant to which the Company shall pay $33,333.45 to Dean Law Corp. to settle an outstanding debt for services rendered.  A true and correct copy of the Settlement Agreement is attached hereto as Exhibit 10.02 and is incorporated herein by this reference.

On November 30, 2011, the Company entered into a Settlement Agreement and General Mutual Release with Sherobee Management (“Sherobee”), pursuant to which the Company shall pay $4,300 to Sherobee to settle an outstanding debt.  A true and correct copy of the Settlement Agreement is attached hereto as Exhibit 10.03 and is incorporated herein by this reference.

On November 30, 2011, the Company entered into a Settlement Agreement and General Mutual Release with Pamela Tesluck (“Ms. Tesluck”), pursuant to which the Company shall pay $79,232 to Ms. Tesluck to settle an outstanding debt.  A true and correct copy of the Settlement Agreement is attached hereto as Exhibit 10.04 and is incorporated herein by this reference.

On January 10, 2012, the Board of Directors of the Company authorized a Forward Split (the “Forward Split”) of its issued and outstanding common shares, whereby every one (1) old share of common stock shall be exchanged for four hundred (400) new shares of the Company's common stock. As a result, once the Forward Split is declared effective by the Financial Industry Regulatory Authority (“FINRA”), the issued and outstanding shares of common stock will increase from one million three hundred fifty thousand (1,350,000) shares prior to the Forward Split to five hundred forty million (540,000,000) shares following the Forward Split. The Forward Split shall be payable as a dividend to shareholders on the date that FINRA approves it. The Forward Split shares shall be payable upon surrender of certificates to the Company's transfer agent.   On February 3, 2012, FINRA approved the Forward Split which became effective on February 6, 2012.

ITEM 6.

EXHIBITS

Exhibit Number	Description of Exhibit	Filing
3.01	Articles of Incorporation	Filed with the SEC on December 29, 2010 as part of our Registration Statement on Form S-1.
3.01(a)	Amended and Restated Articles of Incorporation	Filed with the SEC on January 24, 2012 as part of our Current Report on Form 8-K.
3.01(b)	Certificate of Change	Filed with the SEC on January 24, 2012 as part of our Current Report on Form 8-K.
3.02	Bylaws	Filed with the SEC on December 29, 2010 as part of our Registration Statement on Form S-1.
10.01	Mineral Claim Purchase Agreement between the Company and Oro Quest Inc. dated June 30, 2010	Filed with the SEC on March 31, 2011 as part of our Amended Registration Statement on Form S-1/A.
10.02	Settlement Agreement between the Company and Dean Law Corp. dated November 30, 2011	Filed herewith.
10.03	Settlement Agreement between the Company and Sherobee Management dated November 30, 2011	Filed herewith.
10.04	Settlement Agreement between the Company and Pamela Tesluck dated November 30, 2011	Filed herewith.
10.05	Promissory Note to Karev Investments, Inc. dated January 24, 2012	Filed with the SEC on January 25, 2012 as part of our Current Report on Form 8-K.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

*Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GEORGETOWN CORPORATION

Dated: February 13, 2012	/s/ Mackie Barch
MACKIE BARCH
Its: President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: February 13, 2012	/s/ Mackie Barch
By: MACKIE BARCH Its: Director