Form 10-Q
period 2012-03-31
GEORGETOWN CORP
filed 2012-05-15
CIK 1508933

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-Q

_______________

  X . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

      . TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File Number 333-171470

GEORGETOWN CORPORATION

 (Name of small business issuer in its charter)

Nevada	02-6191201
(State of incorporation)	(I.R.S. Employer Identification No.)

142-108 Elliot Street

Whitehorse, Yukon Territory Y1A 6C4

 (Address of principal executive offices)

(888) 681-9777

 (Registrant’s telephone number)

9337 Fraser Ave

Silver Spring, MD 20910

(Former name or former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

  X . Yes           . No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).        . Yes           .  No (Not required)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer

      .

Accelerated Filer

      .

Non-Accelerated Filer

      .

Smaller Reporting Company

  X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    X .  Yes        .    No

As of May 10, 2012 there were 540,000,000 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

*Please note that throughout this Quarterly Report, and unless otherwise noted, the words “we,” “our,” “us,” “GTCP,” the “Company,” refers to Georgetown Corporation.

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

GEORGETOWN CORPORATION

(formerly Yukonic Minerals Corp.)

 (An Exploration Stage Company)

Financial Statements

As at March 31, 2012 (unaudited) and September 30, 2011

Balance Sheets

4

Statements of Operations

5

Statements of Cash Flows

6

Notes to the Financial Statements

7

GEORGETOWN CORPORATION

(formerly Yukonic Minerals Corp.)

(An Exploration Stage Company)

Balance Sheets

(Expressed in U.S. dollars)

(unaudited)

	March 31, 2012 $	September 30, 2011 $

ASSETS

Current Assets

Cash	9,811	532

Total Assets	9,811	532

LIABILITIES

Current Liabilities

Accounts payable and accrued liabilities	15,341	22,111
Note payable	15,000	–
Related party loan	116,865	106,282

Total Liabilities	147,206	128,393

STOCKHOLDERS’ DEFICIT

Preferred Stock: Authorized: 50,000,000 preferred shares, $0.001 par value Issued and Outstanding: nil preferred shares
	–	–

Common Stock: Authorized: 700,000,000 common shares, $0.001 par value Issued and Outstanding: 540,000,000 common shares
	540,000	540,000

Additional Paid-In Capital	(497,894)	(529,132)

Accumulated deficit during the exploration stage	(179,501)	(138,729)

Total Stockholders’ Deficit	(137,395)	(127,861)

Total Liabilities and Stockholders’ Deficit	9,811	532

(The accompanying notes are an integral part of these financial statements)

GEORGETOWN CORPORATION

(formerly Yukonic Minerals Corp.)

(An Exploration Stage Company)

Statements of Operations

(Expressed in US dollars)

(unaudited)

	For the three months ended March 31, 2012 $	For the three months ended March 31, 2011 $	For the six months ended March 31, 2012 $	For the six months ended March 31, 2011 $	Accumulated from May 26, 2010 (date of inception) to March 31, 2012 $

Revenues	–	–	–	–	–

Operating Expenses

General and administrative	1,189	4,967	1,621	8,162	33,626
Professional fees	13,250	3,100	34,672	16,200	119,833

Total Operating Expenses	14,439	8,067	36,293	24,362	153,459

Loss before other expenses	(14,439)	(8,067)	(36,293)	(24,362)	(153,459)

Other Expense

Loss on foreign currency exchange	–	–	–	–	(195)
Impairment	–	–	–	–	(15,000)
Interest expense	(3,063)	(1,133)	(4,479)	(2,348)	(10,847)

	(3,063)	(1,133)	(4,479)	(2,348)	(26,042)

Net Loss	(17,502)	(9,200)	(40,772)	(26,710)	(179,501)
Net Loss per Share – Basic and Diluted	–	–	–	–
Weighted Average Shares Outstanding – Basic and Diluted	540,000,000	540,000,000	540,000,000	540,000,000

(The accompanying notes are an integral part of these financial statements)

GEORGETOWN CORPORATION

(formerly Yukonic Minerals Corp.)

(An Exploration Stage Company)

Statements of Cashflows

(Expressed in US dollars)

(unaudited)

	For the six months ended March 31, 2012 $	For the six months ended March 31, 2011 $	Accumulated from May 26, 2010 (date of inception) to March 31, 2012 $

Operating Activities

Net loss for the period	(40,772)	(26,710)	(179,501)

Adjustments to reconcile net loss to net cash used for operating activities:
Impairment of mineral rights acquisition	–	–	15,000
Imputed interest	4,188	2,348	10,556

Changes in assets and liabilities:
Accounts payable	30,863	(1,650)	15,341

Net Cash Used In Operating Activities	(5,721)	(26,012)	(138,604)

Investing Activities

Mineral rights acquisition	–	–	(15,000)

Net Cash Used In Investing Activities	–	–	(15,000)

Financing Activities

Proceeds from sale of common stock	–	–	4,500
Proceeds from related party loan	–	18,700	223,147
Proceeds from note payable	15,000	–	15,000
Repayments to related party	–	–	(79,232)

Net Cash Provided by Financing Activities	15,000	18,700	163,415

Change in Cash	9,279	(7,312)	9,811

Cash – Beginning of Period	532	17,457	–

Cash – End of Period	9,811	10,145	9,811

Supplemental Disclosures

Interest paid	–	–	–
Income tax paid	–	–	–

Non-cash Financing Activities
Settlement of debt upon change in control	143,915	–	–

(The accompanying notes are an integral part of these financial statements)

GEORGETOWN CORPORATION

(formerly Yukonic Minerals Corp.)

(An Exploration Stage Company)

Notes to the Financial Statements

(Expressed in US dollars)

1.   Nature of Operations and Continuance of Business

Georgetown Corporation (formerly Yukonic Minerals Corp.) (the “Company”) was incorporated in the State of Nevada on May 26, 2010. The Company is an Exploration Stage Company, as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, Development Stage Entities. The Company has been in an exploration stage since its formation and has not realized any revenues from operations. The Company’s principal business plan is to acquire, explore and develop mineral properties and ultimately seek earnings by exploiting mineral claims. The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise.

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues since inception and is unlikely to generate significant revenue or earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. As of March 31, 2012, the Company has a working capital deficit of $137,395 and an accumulated deficit of $179,501. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

(An Exploration Stage Company)

Notes to the Financial Statements

(Expressed in US dollars)

2.   Summary of Significant Accounting Policies (continued)

h)

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As of March 31, 2012 and September 30, 2011, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

3.

Related Party Transactions

As at March 31, 2012, the Company owes $116,865 (September 30, 2011 - $nil) to the President and Director of the Company. The amounts owing are unsecured, non-interest bearing, and due on demand. As at March 31, 2012, impute interest of $2,772 was recorded and included in Additional Paid in Capital.

As at March 31, 2012, the Company owes $nil (September 30, 2011 - $106,282) to the former President and Director of the Company. The amounts owing are unsecured, non-interest bearing, and due on demand. On November 30, 2011, the former President and Director of the Company settle the amounts owing for $79,232, resulting in an increase to Additional Paid In Capital of $27,050. Imputed interest of $1,416 was recorded and included in Additional Paid in Capital.

4.

Note Payable

On January 20, 2012, the Company issued a note payable to a non-related party for proceeds of $15,000. Under the terms of the note, the amount owing is unsecured, bears interest at 10% per annum and is due on demand. As at March 31, 2012, accrued interest of $291 has been recorded in accounts payable and accrued liabilities.

5.   Common Shares

On January 10, 2012, the Company’s Board of Directors authorized a 400:1 forward split of its common stock and increased its authorized shares to 750,000,000 shares consisting of 700,000,000 common shares and 50,000,000 preferred shares. The effects of the forward split increased the issued and outstanding common shares from 1,350,000 shares to 540,000,000 shares. There were no effects on preferred shares as there were no issued or outstanding preferred shares at the time of the forward split. All effects of the forward stock split have been applied retroactively to the Company’s date of inception.

6.   Subsequent Events

On May 8, 2012, Mr. D. Melvin Swanson acquired control of 400,000,000 shares of the issued and outstanding common stock of Georgetown Corporation, representing 74.07% of the Company’s total issued and outstanding stock from Mr. Mackie Barch in accordance with a stock purchase agreement between the two individuals. Pursuant to the stock purchase agreement, Mr. Swanson paid an aggregate purchase price of US$25,000 to Mr. Barch in exchange for the 400,000,000 shares of the Company.

As part of the stock purchase agreement, Mr. Barch resigned at the Company’s President, Chief Executive Officer and Director and Mr. Swanson was appointed as the sole member of the Company’s Board of Directors and as the Company’s President and Chief Executive Officer.

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

RESULTS OF OPERATIONS

Working Capital

	March 31, 2012 $	September 30, 2011 $
Current Assets	9,811	532
Current Liabilities	147,206	128,393
Working Capital (Deficit)	(137,395)	(127,861)

Cash Flows

	March 31, 2012 $	March 31, 2011 $
Cash Flows from (used in) Operating Activities	(43,354)	(26,012)
Cash Flows from (used in) Financing Activities	52,633	18,700
Net Increase (decrease) in Cash During Period	9,279	(7,312)

Results of Operations

Revenues

Since our inception on May 26, 2010 to March 31, 2012, we have not yet earned any revenues.  As of March 31, 2012, we have an accumulated deficit of $179,501.  At this time, our ability to generate any significant revenues continues to be uncertain.  Our financial statements contain an additional explanatory paragraph in Note 1, which identifies issues that raise substantial doubt about our ability to continue as a going concern.  Our financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Net Loss

We incurred a net loss of $40,772 for the six months ended March 31, 2012, compared to a net loss of $26,711 for the same period in 2011.  This increase in net loss is mostly due to higher professional fees recorded in the current period.  From inception on May 26, 2010 to March 31, 2012, we have incurred a net loss of $179,501.  Our basic and diluted loss per share was $nil for the six months ended March 31, 2012, and $nil for the same period in 2011.

Expenses

Our total operating expenses increased from $24,362 to $36,293 for the six months ended March 31, 2012 compared to the same period in 2011.  This increase in expenses is mostly due to higher professional fees.  Since our inception on May 26, 2010 to March 31, 2012, we have incurred total operating expenses of $153,459.

Our professional fees, consisting primarily of legal, accounting and auditing fees, increased from $16,200 to $34,672 for the six months ended March 31, 2012, compared to the same period in 2011.  Since our inception on May 26, 2010 until March 31, 2012, we have spent $119,833 on professional fees.

Our office and general fees decreased to $1,621 from $8,162 for the six months ended March 31, 2012, compared to the same period in 2011.  Since our inception on May 26, 2010 until March 31, 2012, we have spent $33,626 on office and general fees.

Liquidity and Capital Resources

As of March 31, 2012, we had cash of $9,811 and a working capital deficit of $137,395.  As of March 31, 2012, our accumulated deficit was $179,501.  For the six months ended March 31, 2012, our net loss was $40,772 compared to a net loss of $26,710 during the same period in 2011.  This increase in net loss was due to an increase in professional fees offset by lower office and general fees and an increase in imputed interest.

Our loss was funded by proceeds from shareholder loans and proceeds from a note payable issued to a non-related party.  During the six months ended March 31, 2012, we received $15,000 from a non-related party, $116,865 from a related party and repaid $79,232 to a former related party and our cash position increased by $9,279.

We used net cash of $43,354 in operating activities for the six months ended March 31, 2012, compared to using net cash of $26,012 in operating activities for the same period in 2011.  We did not use any money in investing activities for the six months ended March 31, 2012, nor did we use any money for investing activities during the same period in 2011.

During the six months ended March 31, 2012, our monthly cash requirement was approximately $7,227, compared to approximately $4,335 for the same period in 2011.

Cashflow from Operating Activities

During the period ended March 31, 2012, the Company used $5,721 of cash for operating activities compared to the use of $26,012 of cash for operating activities during the period ended March 31, 2011.  The increase in the amounts of cash used for operating activities was due to the fact that the Company incurred higher legal fees during the period as a result of entering into settlement agreements with former debtors.

Cashflow from Investing Activities

During the periods ended March 31, 2012 and 2011, the Company did not have any investing activities.

Cashflow from Financing Activities

During the period ended March 31, 2012, the Company had received proceeds of $15,000 for a note payable issued to a non-related party for financing activities compared to receiving proceeds of $18,700 from related parties for financing activities during the period ended March 31, 2011.

Quarterly Developments

On January 10, 2012, the Company filed Amended and Restated Articles of Incorporation and a Certificate of Change (collectively the “Amendment”) with the Nevada Secretary of State. As a result of the Amendment the Company, among other things, has: (i) changed its name from Yukonic Minerals Corp. to “Georgetown Corporation;” and (ii) increased the aggregate number of authorized shares to seven hundred fifty million (750,000,000) shares, consisting of seven hundred million (700,000,000) shares of Common Stock, par value $0.001 per share and fifty million (50,000,000) shares of preferred stock, par value $0.001 per share, of which 25,000,000 shall be designated as Series A Preferred Stock.

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

Subsequent Developments

On May 8, 2012, Mr. D. Melvin Swanson (“Mr. Swanson”) acquired control of four hundred million (400,000,000) shares (the “Shares”) of the issued and outstanding common stock of the Company, representing approximately 74.07% of the Company’s total issued and outstanding common stock, from Mr. Mackie Barch (“Mr. Barch”) in accordance with a stock purchase agreement by and between Mr. Barch and Mr. Swanson (the “Stock Purchase Agreement”).  Pursuant to the Stock Purchase Agreement, Mr. Swanson paid an aggregate purchase price of twenty five thousand US dollars ($25,000) to Mr. Barch in exchange for the Shares (the “Acquisition”).

As part of the Acquisition the following changes to the Company's directors and officers have occurred:

•

As of May 8, 2012, Mr. Swanson was appointed as the Company’s President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, and Director.

•

As of May 8, 2012, Mr. Barch resigned as the sole member of the Company’s Board of Directors and as the Company’s President, Chief Executive Officer, Chief Financial Officer, Treasurer, and Secretary.

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

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2012, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Please refer to our Annual Report on Form 10-K as filed with the SEC on January 13, 2012, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

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

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.

OTHER INFORMATION

On May 8, 2012, the Company changed the address of its executive offices to 142-108 Elliot Street, Whitehouse, Yukon Territory, Y1A 6C4.

ITEM 6.

EXHIBITS

Exhibit Number	Description of Exhibit	Filing
3.01	Articles of Incorporation	Filed with the SEC on December 29, 2010 as part of our Registration Statement on Form S-1.
3.01(a)	Amended and Restated Articles of Incorporation	Filed with the SEC on January 24, 2012 as part of our Current Report on Form 8-K.
3.01(b)	Certificate of Change	Filed with the SEC on January 24, 2012 as part of our Current Report on Form 8-K.
3.02	Bylaws	Filed with the SEC on December 29, 2010 as part of our Registration Statement on Form S-1.
10.01	Mineral Claim Purchase Agreement between the Company and Oro Quest Inc. dated June 30, 2010	Filed with the SEC on March 31, 2011 as part of our Amended Registration Statement on Form S-1/A.
10.02	Settlement Agreement between the Company and Dean Law Corp. dated November 30, 2011	Filed with the SEC on February 13, 2012 as part of our Quarterly Report on Form 10-Q.
10.03	Settlement Agreement between the Company and Sherobee Management dated November 30, 2011	Filed with the SEC on February 13, 2012 as part of our Quarterly Report on Form 10-Q.
10.04	Settlement Agreement between the Company and Pamela Tesluck dated November 30, 2011	Filed with the SEC on February 13, 2012 as part of our Quarterly Report on Form 10-Q.
10.05	Promissory Note to Karev Investments, Inc. dated January 24, 2012	Filed with the SEC on January 25, 2012 as part of our Current Report on Form 8-K.
10.06	Common Stock Affiliate Agreement entered into between Mackie Barch and D. Melvin Swanson.	Filed with the SEC on May 8, 2012 as part of our Current Report on Form 8-K.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

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

GEORGETOWN CORPORATION
Dated: May 14, 2012	/s/ D. Melvin Swanson
D. Melvin Swanson
Its: President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: May 14, 2012	/s/ D. Melvin Swanson
By: D. Melvin Swanson Its: Director