Form 10-Q
period 2012-06-30
GEORGETOWN CORP
filed 2012-08-15
CIK 1508933

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-Q

_________________

      . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

      .TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File Number 333-171470

GEORGETOWN CORPORATION

 (Name of small business issuer in its charter)

Nevada	36-4735954
(State of incorporation)	(I.R.S. Employer Identification No.)

7100 South Bryant Avenue

Oklahoma City, Oklahoma 73149

 (Address of principal executive offices)

(405) 254-4422

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      . No  X  .

As of August 14, 2012 there were 340,000,000 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

GEORGETOWN CORPORATION

(formerly Yukonic Minerals Corp.)

Consolidated Financial Statements

As at June 30, 2012 (unaudited) and September 30, 2011

Consolidated Balance Sheets

4

Consolidated Statements of Operations

5

Consolidated Statements of Cash Flows

6

Notes to the Consolidated Financial Statements

7

GEORGETOWN CORPORATION

(formerly Yukonic Minerals Corp.)

Consolidated Balance Sheets

(Expressed in US dollars)

(unaudited)

	June 30, 2012 $	September 30, 2011 $

ASSETS

Current Assets

Cash	100,013	532

Total Assets	100,013	532

LIABILITIES

Current Liabilities

Accounts payable and accrued liabilities	9,435	22,111
Accounts payable, related party	59,260	–
Related party loan	–	106,282

Total Liabilities	68,695	128,393

STOCKHOLDERS’ DEFICIT

Preferred Stock: Authorized: 50,000,000 preferred shares, $0.001 par value
Issued and Outstanding: nil preferred shares	–	–

Common Stock: Authorized: 700,000,000 common shares, $0.001 par value
Issued and Outstanding: 540,000,000 common shares	540,000	540,000

Additional Paid-In Capital	(356,239)	(529,132)

Accumulated deficit during the exploration stage	(152,443)	(138,729)

Total Stockholders’ Deficit	(31,318)	(127,861)

Total Liabilities and Stockholders’ Deficit	100,013	532

Please see accompanying notes to consolidated financial statements.

GEORGETOWN CORPORATION

(formerly Yukonic Minerals Corp.)

Consolidated Statements of Operations

(Expressed in US dollars)

(unaudited)

	For the three months ended June 30, 2012 $	For the three months ended June 30, 2011 $	For the nine months ended June 30, 2012 $	For the nine months ended June 30, 2011 $	Accumulated from May 26, 2010 (date of inception) to June 30, 2012 $

Revenues	98,135	–	98,135	–	98,135

Cost of sales	(65,601)	–	(65,601)	–	(65,601)

Gross Profit	32,534	–	32,534	–	32,534

Operating Expenses

General and administrative	1,621	16,232	3,242	24,395	35,247
Professional fees	2,725	3,100	37,397	19,300	122,558

Total Operating Expenses	4,346	19,332	40,639	43,695	157,805

Income (loss) before other expenses	28,188	(19,332)	(8,105)	(43,695)	(125,271)

Other Expense

Loss on foreign currency exchange	–	–	–	–	(195)
Impairment	–	–	–	–	(15,000)
Interest expense	(1,130)	(1,429)	(5,609)	(3,777)	(11,977)

Total Other Income (Expense)	(1,130)	(1,429)	(5,609)	(3,777)	(27,172)

Net Income (Loss)	27,058	(20,761)	(13,714)	(47,472)	(152,443)
Net Loss per Share – Basic and Diluted	0.00	(0.00)	(0.00)	(0.00)
Weighted Average Shares Outstanding – Basic and Diluted	540,000,000	540,000,000	540,000,000	540,000,000

Please see accompanying notes to consolidated financial statements.

GEORGETOWN CORPORATION

(formerly Yukonic Minerals Corp.)

Consolidated Statements of Cashflows

(Expressed in US dollars)

(unaudited)

	For the nine months ended June 30, 2012 $	For the nine months ended June 30, 2011 $	Accumulated from May 26, 2010 (date of inception) to June 30, 2012 $

Operating Activities

Net loss for the period	(13,714)	(47,472)	(152,443)

Adjustments to reconcile net loss to net cash used for operating activities:
Impairment of mineral rights acquisition	–	–	15,000
Imputed interest	5,161	3,777	11,529

Changes in assets and liabilities:
Accounts payable	33,774	(7,250)	18,252
Accounts payable, related party	59,260	–	59,260

Net Cash Used In Operating Activities	84,481	(50,945)	(48,402)

Investing Activities
Mineral rights acquisition	–	–	(15,000)

Net Cash (Used In) Investing Activities	–	–	(15,000)

Financing Activities
Proceeds from sale of common stock	–	–	4,500
Proceeds from related party loan	–	34,009	223,147
Proceeds from note payable	15,000	–	15,000
Repayments to related party	–	–	(79,232)

Net Cash Provided by Financing Activities	15,000	34,009	163,415

Change in Cash	99,481	(16,936)	100,013

Cash – Beginning of Period	532	17,457	–

Cash – End of Period	100,013	521	100,013

Supplemental Disclosures
Interest paid	–	–	–
Income tax paid	–	–	–

Non-cash Financing Activities:
Settlement of debt upon change in control	167,732	–	167,732
Forgiveness of debt upon change in control	140,682	–	140,682

Please see accompanying notes to consolidated financial statements.

GEORGETOWN CORPORATION

(formerly Yukonic Minerals Corp.)

Notes to the Consolidated Financial Statements

(Expressed in US dollars)

1.

Nature of Operations and Continuance of Business

Georgetown Corporation (formerly Yukonic Minerals Corp.) (the “Company”) was incorporated in the State of Nevada on May 26, 2010. On June 11, 2012, the Company established a wholly owned subsidiary, Synergy Oil Tool & Supply LLC, which was incorporated in the State of Nevada. The subsidiary was established to provide oilfield equipment to both independent and major oilfield companies involved in the exploration, production and development of oil and gas properties in both domestic and international markets. Since its incorporation on June 11, 2012, the subsidiary has generated gross revenues of $98,135.

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues since inception and is unlikely to generate significant revenue or earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, its ability to establish profitable operations and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. As of June 30, 2012, the Company has an accumulated deficit of $152,443. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

e)

Revenue Recognition

The Company recognizes revenue when all four of the following criteria are met: 1) persuasive evidence of an arrangement exists; 2) delivery has occurred and title has transferred or services have been rendered; 3) our price to the buyer is fixed or determinable; and 4) collectability is reasonably assured.

f)

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

g)

Fair Value of Financial Instruments

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

h)

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

i)

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As of June 30, 2012 and September 30, 2011, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

j)

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

3.

Related Party Transactions

On May 8, 2012, the Company’s former President and Director forgave a loan due from the Company in the amount of $23,817 and forgave the balance of the shareholder loan due from the Company resulting in an increase to Additional Paid In Capital of $140,682. As at June 30, 2012, imputed interest of $3,745 was recorded and included in Additional Paid in Capital.

On November 30, 2011, the Company’s former President and Director for gave a loan due from the Company in the amount of $79,232, resulting in an increase to Additional Paid In Capital of $27,050. Imputed interest of $1,416 was recorded and included in Additional Paid in Capital.

The Company purchases used oil pipe from a company in which the brother of one of our directors holds a partial ownership stake. Management believes that such transactions contain terms similar to those that would have been obtained from unaffiliated third parties. Related party cost of sales for the three months ended June 30, 2012 and 2011 were $65,601 and $0, respectively. The accounts payable for this company was $59,260 as of June 30, 2012.

4.

Note Payable

On January 20, 2012, the Company issued a note payable to a non-related party for proceeds of $15,000. Under the terms of the note, the amount owing is unsecured, bears interest at 10% per annum and is due on demand. On May 8, 2012, this note was settled by the former President and Director of the Company along with accrued interest of $448, refer to Note 3.

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

On May 8, 2012, Mr. D. Melvin Swanson (“Mr. Swanson”) acquired control of four hundred million (400,000,000) shares (the “Shares”) of the issued and outstanding common stock of the Company, representing approximately 74.07% of the Company’s total issued and outstanding common stock, from Mr. Mackie Barch (“Mr. Barch”) in accordance with a stock purchase agreement by and between Mr. Barch and Mr. Swanson (the “Stock Purchase Agreement”).  Pursuant to the Stock Purchase Agreement, Mr. Swanson paid an aggregate purchase price of twenty five thousand US dollars ($25,000) to Mr. Barch in exchange for the Shares.  The Company has maintained the business plan originally set forth by previous management with the addition of new lines of business and services within the same business plan.  There were no other entities involved in the transaction and no other assets or business operations were included with the change of control.

6.

Subsequent Events

Management has evaluated all events that occurred after the balance sheet date through the date when these financial statements were issued and determined that the following subsequent event was required to be disclosed:

On July 18, 2012, as part of the previous change of control, 200,000,000 shares of the Company common stock was cancelled and returned to the treasury.

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

GENERAL

Georgetown Corporation was incorporated in the State of Nevada on May 26, 2010. On June 11, 2012, the Company established a wholly owned subsidiary, Synergy Oil Tool & Supply LLC, which was incorporated in the State of Nevada. The subsidiary was established to provide oilfield equipment to both independent and major oilfield companies involved in the exploration, production and development of oil and gas properties in both domestic and international markets.

RESULTS OF OPERATIONS

Working Capital

	June 30, 2012 $	September 30, 2011 $
Current Assets	100,013	532
Current Liabilities	68,695	128,393
Working Capital (Deficit)	31,318	(127,861)

Cash Flows

	June 30, 2012 $	June 30, 2011 $
Cash Flows from (used in) Operating Activities	84,481	(50,945)
Cash Flows from (used in) Financing Activities	15,000	34,009
Net Increase (decrease) in Cash During Period	99,481	(16,936)

Results of Operations

Comparison of Three Months Ended June 30, 2012 and 2011

Revenues. Revenue for the three months ended June 30, 2012 of $98,135 relates to revenue earned by Synergy for oilfield equipment and services.

Cost of Sales. The cost of sales of $65,601 for the three months ended June 30, 2012 consist of oil pipe and services associated with inspections.

Operating Expenses. Operating expenses consist primarily of professional fees and other general corporate expenses. Operating expenses for the three months ended June 30, 2012 totaled $4,346, compared to $19,332 during the same period of 2011. The decrease of $14,986, or 78%, resulted primarily from a $14,611 decrease in general and administrative expenses as compared to the first quarter of 2011.

Net Loss. We incurred net income of $27,058 for the three months ended June 30, 2012, compared to a net loss of $20,761 for the same period in 2011.  This increase in net income is due an increase in gross profit for the period.

Comparison of Nine Months Ended June 30, 2012 and 2011

Revenues. Revenue for the nine months ended June 30, 2012 of $98,135 relates to revenue earned by Synergy for oilfield equipment and services.

Cost of Sales. The cost of sales of $65,601 for the nine months ended June 30, 2012 consist of oil pipe and services associated with inspections.

Operating Expenses. Operating expenses consist primarily of professional fees and other general corporate expenses. Operating expenses for the nine months ended June 30, 2012 totaled $40,639, compared to $43,695 during the same period of 2011. The decrease of $3,056, or 7%, resulted primarily from a $21,153 decrease in general and administrative expenses as compared to the first quarter of 2011 offset by a increase of $18,097 in professional fees.

Net Loss. We incurred a net loss of $13,714 for the nine months ended June 30, 2012, compared to a net loss of $47,472 for the same period in 2011.  This increase in net income is due an increase in gross profit for the period.

Inception to June 30, 2012.

Revenues. Revenue from our inception on May 26, 2010 to June 30, 2012 of $98,135 relates to revenue earned by Synergy for oilfield equipment and services.

Cost of Sales. The cost of sales of $65,601 from our inception on May 26, 2010 to June 30, 2012 consists of oil pipe and services associated with inspections.

Operating Expenses. Since our inception on May 26, 2010 to June 30, 2012, we have incurred total operating expenses of $157,805.  Our professional fees consist primarily of legal, accounting and auditing fees. Since our inception on May 26, 2010 until June 30, 2012, we have spent $122.558 on professional fees.  Since our inception on May 26, 2010 until June 30, 2012, we have spent $35,247 on office and general fees.

Net Loss. From inception on May 26, 2010 to June 30, 2012, we have incurred a net loss of $152,443.  Our basic and diluted loss per share was $0.00 for the nine months ended June 30, 2012, and ($0.00) for the same period in 2011.

Liquidity and Capital Resources

As of June 30, 2012, we had cash of $100,013 and working capital of $31,318.  As of June 30, 2012, our accumulated deficit was $152,443.  For the nine months ended June 30, 2012, our net loss was $13,714 compared to a net loss of $47,472 during the same period in 2011.  This increase in net income was due to an increase in profit margins from our subsidiary, Synergy.

We gained net cash of $84,481 in operating activities for the nine months ended June 30, 2012, compared to using net cash of $50,945in operating activities for the same period in 2011.  We did not use any money in investing activities for the nine months ended June 30, 2012, nor did we use any money for investing activities during the same period in 2011.

Cashflow from Operating Activities

During the period ended June 30, 2012, the Company received $84,481 of cash for operating activities compared to the use of $50,945 of cash for operating activities during the period ended June 30, 2011.  The decrease in the amounts of cash used for operating activities was due to the fact that the Company has started producing revenues from its subsidiary, Synergy, which produced a gross profit for the period.

Cashflow from Investing Activities

During the periods ended June 30, 2012 and 2011, the Company did not have any investing activities.

Cashflow from Financing Activities

During the period ended June 30, 2012, the Company had received proceeds of $15,000 for a note payable issued to a non-related party for financing activities compared to receiving proceeds of $34,009 from related parties for financing activities during the period ended June 30, 2011.

Quarterly Developments

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

Subsequent to the Acquisition, the following changes to the Company's directors and officers have occurred:

•

As of May 31, 2012, Mr. Carl Swan was appointed as the Company’s Chief Executive Officer.

•

As of May 31, 2012, Mr. Thomas Seifert was appointed as the Company’s Chief Financial Officer and Treasurer.

•

As of May 31, 2012, Mr. James Ruth was appointed as the Company’s Secretary and as a Director.

•

As of May 31, 2012, Mr. Glenn Houck was appointed as a Company’s Director.

•

As of May 31, 2012, Mr. Swanson resigned as the Company’s Chief Executive Officer, Chief Financial Officer, Treasurer, and Secretary.

Subsequent Developments

•

As of July 31, 2012, Mr. Swanson resigned from the Company’s Board of Directors.

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

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2012 due to the fact that there is a lack of segregation of duties due to the limited nature and resources of the Company and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.  However, the company has remedied one of its material weaknesses due to the recent changes to the Board of Directors.  This material weakness previously resulted from the Board of Directors not having any independent members and no director that qualified as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K.  Please refer to our Annual Report on Form 10-K as filed with the SEC on January 13, 2012, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

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

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

Exhibit Number	Description of Exhibit	Filing
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.

*Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 14, 2012	By:	/s/ Carl Swan
Carl Swan, Chief Executive Officer (principal executive officer)
Dated: August 14, 2012	By:	/s/ Thomas Seifert
Thomas Seifert, Chief Financial Officer (principal financial and accounting officer)